Form 10QSB
period 2002-09-30
NETFRAN DEVELOPMENT CORP
filed 2003-01-16
CIK 1145254

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

Commission File No. 0-50051

NETFRAN DEVELOPMENT CORP.

(Exact name of small business issuer in its charter)

FLORIDA	65-0983277

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180

(Address and principal executive offices)

(305) 931-4000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,373,826 shares as of December 16, 2002.

Transitional Small Business Format: No

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements are located behind the signature page of this report.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2 (File No.: 333-66118).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related Notes thereto appearing elsewhere in this report.

Overview

The Company was formed in the State of Florida and incorporated in the State of Florida in January 2000 to market the Netspace Franchise System and began marketing of franchises in May 2000.

We derive our revenues from franchise operations, which include a franchise fee, currently $35,000 per unit, in an identified territory, revenue sharing with franchisees, and 10% on-going royalties based on gross retail revenues to the franchisees’ customers, and advertising fees of 1% of revenues generated by its franchisees. We financed the purchase of three franchises in 2000 and 2001. During 2001 we wrote off $24,630 when two franchisees defaulted on their notes. We no longer provide financing terms for franchise fees.

We get most of our revenue from initial franchise fees from sale of franchises. We anticipate that our revenues from ongoing royalties will rise as our franchisees establish and build their businesses. We believe that sale of franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. Netvertise expects to profit from the sale of services to the ultimate users of the Netspace system. The Company did not compensate Netvertise for the right to sell the franchise, and prior to October 20, 2001 there is no written agreement between the two companies. Effective October 20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide services to the Company’s franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, and e-publishing.

The agreement also stipulates that Netvertise will provide its personnel, office space, facilities, and support services as may be requested by the Company. The cost of these services are to be reimbursed to Netvertise on a monthly basis. This agreement continues until the termination of the last Netfran franchise agreement.

We reimburse Netvertise for the costs it incurs in providing services and facilities to us pursuant to the agreement. For personnel which are shared between Netfran and Netvertise, a reasonable allocation is made by management of Netfran and Netvertise, currently Messrs. Krasnow and Steinberg, president and chief financial officer, respectively of both firms, based upon the relative time spent by such shared employees working on Netvertise matters or Netfran matters. We pay Netvertise $2,800 per month for use of office facilities, including rent, utilities, office furnishings and supplies and the expense of a shared receptionist and office manager which we believe is a fair allocation of such expenses. Messrs. Krasnow and Steinberg also allocate other shared expenses incurred by Netvertise on behalf of Netfran, such as insurance by estimating the cost of such items used by Netfran. Netfran pays directly and not through Netvertise its direct non-shared expenses such as advertising, travel, training and non-shared personnel.

Critical Accounting Policies and Estimates

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

REVENUE RECOGNITION

Revenues from the sale of regional franchise agreements and individual franchises in the United States are generally recognized when substantially all significant services to be provided by the Company have been performed. Interest on trade notes receivable is accrued and recorded as income when due. In situations where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collection is not reasonably certain, revenue is recognized on the cash method as amounts are collected. Interest on trade notes receivable, resulting from sales recorded on the cash method, is recorded when received.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, minus the changes during the period in deferred tax assets and liabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

During the three months ended September 30, 2002 we sold 3 franchises and derived initial franchise fee revenue of $110,000 compared to the sale of four (4) franchises in the three months ended September 30, 2001 and initial franchise fee revenue of $135,000. Royalty and advertising fees from our franchisees were $14,017 in the 2002 three-month period compared to $7,122 received in the 2001 three-month period. The increase is attributable to the activities of a greater number of franchisees in 2002 compared to 2001 as well as to increased sales activities by our franchisees as they continue to operate their businesses. Costs and expenses were 1.54 times the total revenues in the 2002 and 1.51 times in the 2001 three-month periods. We increased marketing related expenses such as advertising, conventions and seminars and marketing and business development materials in 2002. General and administrative expenses also increased in 2002. We decreased bad debts expense and professional fees.

As a result we incurred a net loss of $78,975 compared to net loss of $76,922 in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

In the nine months ended September 30, 2002 we sold fourteen (14) franchises and derived initial franchise fee income of $515,000 compared to the sale of twelve (12) franchises in the nine months ended September 30, 2001 and initial franchise fee income of $383,000. Royalty and advertising fees (including minimum monthly royalties) from our franchisees were $41,470 in the 2002 nine-

month period compared to $15,922 in the 2001 period reflecting both additional initial franchise fee income and franchisee performance revenue.

Total costs and expenses were 1.09 times the total revenues in 2002 compared with 1.69 times the total revenues in 2001. Although marketing-related expenses fell in 2002, general and administrative expenses, training and materials, and travel increased in 2002.

As a result we incurred a net loss of $57,292 for the nine months ended September 30, 2002 compared to a net loss of $282,484 for the nine months ended September 30, 2001.

We are required to utilize all marketing and business development materials fees received from our franchisees on advertising programs. As a result, we reflect a corresponding expense related to these marketing and business development materials costs as well as our own marketing efforts for our franchise program.

LIQUIDITY AND CAPITAL RESOURCES

Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services which we request from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

As of September 30, 2002 we owed Netvertise $524,740 on an open account with Netvertise which does not accrue interest or have a definite payment date. Prior to the distribution of our shares to Netvertise shareholders, Netvertise contributed $488,041 of such receivable to our capital. On March 6, 2002, Netfran borrowed $250,000 from Netvertise and issued a promissory note to Netvertise which provides for repayment on March 6, 2004 with interest at 7%.

Netvertise has no other obligation to support our capital requirements. We believe that we will have sufficient liquidity to meet our needs for the next twelve months based upon our expected expenses and funds on hand and expected from anticipated revenues from operations, including minimum royalties payable by our franchisees.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 2002 our registration statement on Form SB-2 (File No. 333-66118) was declared effective by the SEC. The registration statement related to the distribution of 3,340,488 shares of our common stock to the shareholders of Netvertise, Inc. on a pro-rata basis. Netfran received no proceeds from such distribution.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

99.1	Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFRAN DEVELOPMENT CORP.

January 10, 2003	By: /s/ Elliot Krasnow

Elliot Krasnow, President (principal executive officer)

January 10, 2003	By: /s/ Robert Steinberg

Robert Steinberg, Treasurer (principal accounting and financial officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Elliot Krasnow, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Netfran Development Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Elliot Krasnow

Elliot Krasnow Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert Steinberg, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Netfran Development Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Robert Steinberg

Robert Steinberg Chief Financial Officer

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

AND DECEMBER 31, 2001

NETFRAN DEVELOPMENT CORPORATION

MIAMI, FLORIDA

NETFRAN DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2002	2001

	ASSETS
CURRENT ASSETS
Cash	$644,084	$306,014
Notes and accounts receivable, net	13,580	108,929
Prepaid expenses and other	22,216	25,786

Total current assets	679,880	440,729

PROPERTY AND EQUIPMENT – net of accumulated depreciation of $1,478 and $308, respectively	4,688	5,858

LONG-TERM PORTION – note receivable, net	—	3,186

Total assets	$684,568	$449,773

	LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Due to shareholder	$524,740	$488,041
Accounts payable and accrued expenses	70,342	69,954
Refundable franchise deposits	10,000	5,000

Total current liabilities	605,082	562,995

LONG-TERM LIABILITIES
Note payable shareholder	250,000	—

Total liabilities	855,082	562,995

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,340,088 shares issued and outstanding at September 30, 2002 and December 31, 2001	3,340	3,340
Paid-in capital	142,030	142,030
Accumulated deficit	(315,884)	(258,592)

Total stockholder’s deficit	(170,514)	(113,222)

Total liabilities and stockholder’s deficit	$684,568	$449,773

The accompanying notes to the condensed financial statements are an integral part of these statements

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)
	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2002	2001

REVENUES
Initial franchise fees	$515,000	$383,000
Marketing and business development materials	55,070	4,435
Royalty and advertising fees	41,470	15,922
Interest income	4,078	6,898
Other income	5,000	—

Total revenues	620,618	410,255

COSTS AND EXPENSES
Advertising	164,977	259,271
Bad debt expense	—	24,630
Conventions and seminars	20,344	16,975
Depreciation	1,170	—
General and administrative	32,454	3,744
Interest expense	9,985	—
Licenses, permits, and taxes	4,200	3,510
Marketing and business development material	55,070	4,435
Overhead costs	25,200	25,200
Professional fees	15,393	34,400
Salaries and wages	243,556	217,668
Training materials	67,709	84,834
Travel	37,852	18,072

Total costs and expenses	677,910	692,739

Loss before income taxes	(57,292)	(282,484)

PROVISION FOR INCOME TAXES	—	—

Net loss	(57,292)	(282,484)

ACCUMULATED DEFICIT, beginning of period	(258,592)	(66,403)

ACCUMULATED DEFICIT, end of period	$(315,884)	$(348,887)

LOSS PER COMMON SHARE:
BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES	3,340,088	3,340,088

DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.08)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,340,088	3,340,088

See independent accountants’ report. The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)
	Three-month	Three-month
	period ended	period ended
	September 30,	September 30,
	2002	2001

REVENUES
Initial franchise fees	$110,000	$135,000
Marketing and business development materials	19,848	5,598
Royalty and advertising fees	14,017	7,122
Interest income	1,525	2,141

Total revenues	145,390	149,861

COSTS AND EXPENSES
Advertising	51,320	48,592
Bad debt expense	—	24,630
Conventions and seminars	11,016	—
Depreciation	—	—
General and administrative	19,342	3,203
Interest expense	4,375	—
Licenses, permits, and taxes	—	—
Marketing and business development	19,848	5,598
Overhead costs	8,400	8,400
Professional fees	7,537	11,836
Salaries and wages	69,563	75,480
Training materials	27,077	39,934
Travel	5,887	9,110

Total costs and expenses	224,365	226,783

Loss before income taxes	(78,975)	(76,922)

PROVISION FOR INCOME TAXES	—	—

Net loss	(78,975)	(76,922)

ACCUMULATED DEFICIT, beginning of period	(236,909)	(271,965)

ACCUMULATED DEFICIT, end of period	$(315,884)	$(348,887)

LOSS PER COMMON SHARE:
BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES	3,340,088	3,340,088

DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,340,088	3,340,088

See independent accountants’ report. The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS

	(Unaudited)	(Unaudited)
	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$720,075	$392,233
Cash paid to suppliers and employees	(635,248)	(344,835)
Interest received	3,886	6,898

Net cash provided by operating activities	88,713	54,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,935)
(Advances to) repayments from employees and franchisees, net	(643)	3,018

Net cash (used in) provided by investing activities	(643)	83

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates	250,000	—

Net increase in cash	338,070	54,379

CASH, beginning of period	306,014	197,626

CASH, end of period	$644,084	$252,005

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(57,292)	$(282,484)
Depreciation	1,170	—
Bad debt expense	—	24,630
Decrease (increase) in notes and accounts receivable	98,535	(16,124)
Decrease (increase) in prepaid expenses and other	4,213	(2,842)
Increase in due to affiliate	36,699	346,520
Increase (decrease) in accounts payable and accrued expenses	388	(20,404)
Increase in refundable franchise fee deposits	5,000	5,000

Net cash provided by operating activities	$88,713	$54,296

See independent accountants’ report. The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Netfran Development Corporation (the “Company”), as of September 30, 2002 and 2001, and the results of their operations and cash flows for the periods then ended. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company’s SB-2 registration report for 2001 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s SB-2 registration report for the year ended December 31, 2001.

NOTE 2 — USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 — NOTE PAYABLE TO SHAREHOLDER

On March 6, 2002, Netvertise made a loan to the Company in the amount of $250,000 to fund operations. The note bears interest at 7% per year, payments of interest only on a quarterly basis, ballooning in two years.

NOTE 4 — COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK

The Company has experienced credit risk in connection with its bank accounts. At various times during the year, it maintained deposits with financial institutions in excess of amounts insured by the FDIC. The exposure to the Company is solely dependent on daily bank balances and the financial strength of the respective institutions.

The Company sells Netspace franchises. Netspace provides Internet web design, hosting, updating, and related services to businesses and individuals. The Netspace system was developed by Netvertise, Inc. (“Netvertise”), a related company. Netvertise is related to the Company, as it is the Company’s sole shareholder.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK (CONTINUED)

The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. Netvertise expects to profit from the sale of services to the ultimate users of the Netspace system. The Company did not compensate Netvertise for the right to sell the franchise, and prior to September 30, 2001, there is no written agreement between the two companies. Effective October 20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide services to the Company’s franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, and e-publishing.

The agreement also stipulates that Netvertise will provide its personnel, office space, facilities, and support services as may be requested by the Company. The cost of these services is to be reimbursed to Netvertise on a monthly basis. This agreement continues until the termination of the last Netfran franchise agreement.

NOTE 5 — LOSS PER SHARE

Basic earnings (loss) per share (“EPS”) were computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS were determined on the assumption that the contingent shares were increased at the beginning of the period, or at time of issuance, if later.

The following is the calculation of earnings per share:

	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2002	2001

Basic loss per common share:

Numerator
Net loss before extraordinary items applicable to common stockholders	$(57,292)	$(282,484)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(57,292)	$(282,484)

Denominator
Weighted average common shares	3,340,088	3,340,088

Basic EPS	$(0.02)	$(0.08)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — LOSS PER SHARE (CONTINUED)

	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2002	2001

Diluted loss per common share:

Numerator
Net loss before extraordinary items applicable to common stockholders	$(57,292)	$(282,484)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(57,292)	$(282,484)

Denominator
Weighted average common shares	3,340,088	3,340,088

Diluted EPS	$(0.02)	$(0.08)

	Three-month	Three-month
	period ended	period ended
	September 30,	September 30,
	2002	2001

Basic loss per common share:

Numerator
Net loss before extraordinary items applicable to common stockholders	$(78,975)	$(76,922)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(78,975)	$(76,922)

Denominator
Weighted average common shares	3,340,088	3,340,088

Basic EPS	$(0.02)	$(0.02)

Diluted loss per common share:

Numerator
Net loss before extraordinary items applicable to common stockholders	$(78,975)	$(76,922)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(78,975)	$(76,922)

Denominator
Weighted average common shares	3,340,088	3,340,088

Diluted EPS	$(0.02)	$(0.02)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE

For the three- and nine-month periods ended September 30, 2002 and 2001, all franchise fee revenue was derived from initial franchise fees. Furthermore, all franchise sales were individual franchise sales. There were no regional or area franchise sales. When an individual franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise. Any additional services required by the franchisee are provided by Netvertise, Inc. At September 30, 2002 and December 31, 2001, the Company had substantially provided all necessary training and support services to existing franchisees.

The Company anticipates substantial growth of franchise sales; however, franchise sales do reach a saturation point, and accordingly, revenue from franchise sales may decline in the future.

The Company required its franchisees to purchase from the Company certain marketing and business development materials. These revenues are reported as marketing and business development materials revenue in the statements of income.

NOTE 6 — SUBSEQUENT EVENT

On October 31, 2002, the Company’s issued and outstanding shares were distributed to the shareholders of Netvertise on a pro-rata basis. Prior to the distribution, Netvertise made a capital contribution in the amount of $488,041, equivalent to amounts due to Netvertise by the Company.