Form 10KSB
period 2002-12-31
NETFRAN DEVELOPMENT CORP
filed 2003-03-31
CIK 1145254

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER: 0-50051

                            NETFRAN DEVELOPMENT CORP.
                 (Name of Small Business Issuer in its charter)

            FLORIDA                                        65-0983277
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


2801 N.E. 208TH TERRACE, 2ND FLOOR, MIAMI, FL 33180           33181
---------------------------------------------------         ----------
    (Address of principal executive offices)                (Zip Code)

                                 (305) 931-4000
                           --------------------------
                           (Issuers telephone number)

    Securities registered pursuant to Section 12 (b) of the Act:     None

  Securities registered pursuant to Section 12 (g) of the Act:   Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10-KSB [X]

         Issuer's revenues for the fiscal year ended December 31, 2002 was $825,731.

         The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 14, 2003 was approximately $1,009,569 based on the closing price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date.

         On March 14, 2003, 3,698,826 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
         Yes [ ] No [X]

ITEM 1. DESCRIPTION OF BUSINESS

    Netfran Development Corp. is a franchisor of Internet web site design, hosting, updating, maintenance, administration, e-mail publishing and consulting services, marketing and advertising services and related services under the registered servicemark "NETSPACE". Our franchisees seek to assist small and medium size businesses to implement an effective Internet World Wide Web strategy.

    We have a total of 56 franchises in the United States and the United Kingdom as of March 10, 2003.


    Our franchisees sell Internet solutions developed and provided by Netvertise, including:

    - web site design and development
    - web site hosting
    - web site promotion
    - web-based advertising
    - e-mail publishing
    - advanced solutions such as e-commerce

The ability to undertake commercial transactions (e-commerce) is available. The Netspace server is operated by Netvertise.

THE NETSPACE(R)FRANCHISE

TARGET CUSTOMERS OF THE NETSPACE(R)FRANCHISEE

    The target customers of our franchisees are small to medium size business and professional firms doing business in a local market. We believe that a large number of such potential customers have not implemented an effective Internet strategy due to the time, expense and expertise required for the design and development of a World Wide Web site, hosting and maintenance of the site, and promotion of the site.

SERVICES OFFERED BY OUR FRANCHISEES:

    Our franchisees assist their clients in developing an Internet strategy which generally starts with a web site. The services are provided by our franchises but certain services are performed by Netvertise such as web hosting.

WEB SITE PLANNING AND DESIGN

    Our franchisees assist their customers in planning the contents of the web site, choosing the major topics to be addressed in a web site, writing the text and choosing the graphics to be included in the web site, identifying key words that a person might use in doing an Internet search for the types of services and products of the customer.

WEB SITE HOSTING

    Once a web site is designed and converted to computer code, it is hosted on a specialized server computer attached to the Internet. The Netspace server hosts web sites for a fixed monthly charge based upon the size and functions provided by the web site and other add on services.

WEB SITE MAINTENANCE

    Our franchisees assist their customers in periodic updating of the contents of the web site to keep the content fresh and relevant.

WEB SITE PROMOTION

    Customers' web sites are indexed and registered with major search engines so they are identified by appropriate key words by search engines which index the contents of web sites.

E-PUBLISHING/MARKETING

    Distribution by e-mail of newsletters, announcements or advertisements to specialized lists of e-mail addresses to targeted users based upon key word or geographic criteria or from e-mail data collectors placed on customers' web sites.

ADVANCED WEB SOLUTIONS

    For customers who want to expand their Internet strategy beyond the basic web site, our franchisees can provide their customers advanced web solutions including online merchant accounts, shopping carts, data base management, web statistic reporting and customer loyalty and retention programs.

HOW WE SUPPORT OUR FRANCHISEES

    The Netspace franchise program is designed to provide the franchisee with both the education and technology to enable the franchisee to assist their customers in implementing an effective Internet World Wide Web strategy for their businesses.

    The Netfran franchisee is provided with both training and technology to enable him to market Internet services to clients and to implement and service the clients' Internet strategy.

    The technology we provide to our franchisees has been designed as a user-friendly platform and does not require web mastering or programming experience. Our franchisees are able to plan and design web sites and deploy them to the Netspace web site server for access by any computer connected to the World Wide Web.

TRAINING

    Netfran provides extensive training to its franchisees. Each new franchisee attends a one week training course at our offices. In this course, our franchisees are trained to market Internet services to potential customers including examples of how various types of customers such as merchants, service establishments and professional service providers can utilize the Internet to communicate with customers, find new customers, sell products and services and promote their business. Training is also provided in the use of the programs provided to the franchisee to market and implement World Wide Web sites for their customers.

SUPPORT

We support our franchisees with ongoing quarterly training meetings and provide telephone and e-mail support. Each Netfran franchisee can consult with the Netvertise marketing director for solutions to a customer's specific situation, Netvertise website development design team and a sales coach. These services are provided for the ongoing support of our franchisees.

TECHNOLOGY WE PROVIDE TO OUR FRANCHISEES

    We provide our franchisees with a laptop computer with our proprietary content installed to assist them in finding and servicing their customers.

POWER POINT PRESENTATIONS

As part of their training and on-going support, franchisees are encouraged to make group presentations, such as with local Chambers Of Commerce, invitational "executive briefings". As a marketing tool to aid the franchisee with these type presentations to potential customers, several pre-populated Power Point Presentations have been designed by the Company and pre- loaded onto their laptop computers. These colorful and animated presentations, often with sound, may run in time from as little as ten minutes, or up to a full one hour "seminar".

MARKETING TEMPLATES

    We have designed our own unique database management interface for our franchisees' use. Included in this program are tabs and templates that navigate the franchisee through the initial consultation when they first meet with a new client. This will include a type of question and answer survey that allows both the franchisee the opportunity of learning and profiling the client, while at the same time introduces the client to the Web solutions available through the franchise. The data collected is then stored on the franchisee's laptop and can be exported to the Netspace Site Server as content to be published on the clients' websites.

THE NETSPACE SITE SERVER PLATFORM

    The Netspace site server platform enables our franchisees to rapidly deploy a Web site for their customers after the basic site concept, content, text and graphics have been selected during the initial Web site planning and development phase. The program has a template structure so that the specific content and text of the Web site can be constructed without knowledge of the underlying computer code required for Web site publishing. The program has customized templates for 53 different categories of products and services.

NETSPACE E-PUBLISHER PLATFORM

    The Netspace(R) E-Publisher provides franchisee customers with a direct marketing system that allows them to manage and execute branded e-mail newsletter campaigns and announcements right from the Netspace(R) E-Publisher platform accessible from their computer. The customer can create and publish scheduled newsletters and announcements, manage a data base of e-mail addresses that can be segmented for topicality, and monitor and measure the results of their campaigns through tracking reports generated by the usage and click-through habits of each e-mail recipient. Fees are generated by client usage of this product, or the number of e-mails sent monthly, and franchisees pay us monthly royalties based on this customer usage.

NGENWARE(TM)SEARCH ENGINE SUBMISSION SOFTWARE

    Once a Web site is completed, it must then be properly indexed and marketed through the major search engines, such as Altavista, Excite, Yahoo, Overture, Lycos, MSN, Looksmart, and so forth. NGENWARE(TM) is an automated submission system unique to Netspace(R) representing the latest advancements in Internet based technologies. Through an integrated hands-free process, the software automatically submits the client Web site to potentially thousands of Internet portals and directories with a goal of increasing the number of unique visitors to client Web sites by prioritizing search engine positioning based on certain criteria, such as keyword density and link popularity. Clients sign up for a minimum three month contract and our franchisees generate recurring revenue each time the product is renewed. On a typical three month contract our franchisee charges its customer $2,100 and pays Netvertise $840. Netfran would be entitled to its royalty and advertising fee of 11% on the amount received by the franchisee.

WEBSITE HOSTING

    All websites designed and published by our franchisees are hosted on the Netspace site server. The websites are accessed over the Internet utilizing the Internet address which has been established for each customer's website. The websites can be accessed by any computer with access to the Internet and World Wide Web software such as Microsoft Internet Explorer.

    The site server is operated at a secure location with 24 hour maintenance and an array of security to assure that the server has a high degree of reliability. These include physical security, fire suppression, back-up power and content back-up.

ADDITIONAL SERVICES AVAILABLE TO OUR FRANCHISEES FROM NETVERTISE

    We have arranged for Netvertise to support our franchisees by making available the following additional services.

    Although the Netspace site server platform provided to each franchisee enables the franchisee to design and publish websites without any further assistance, our franchisees also have available the services of Netvertise's web design team if a more customized or elaborate website is desired by the franchisees' customers.

    -   Graphic design and programming - approximately $100 per hour.
    -   Copywriting - approximately $100 per hour.
    -   Sales/Marketing Training - $500 per day.
    -   Advertising and Media Consultation - $200-500 per project.

REVENUES OF OUR FRANCHISES

    Our franchisees charge their customers for Internet services including Web Site design, Web Site hosting, Web Site promotion, e-publishing, and advertising. We suggest retail prices for such services based upon the complexity of the services provided. For example, a starter Web site has a suggested retail price of $500 while a e-commerce enabled Web site has a suggested retail price of $2,500.

    Web site hosting has suggested retail prices ranging from $50 to $500 per month based on the size, functions and services of the site.

    Web site promotion costs $75 to $700 per month. E-publishing programs are $100 per mailing and up depending on the number and frequency of mailings.

    We suggest that our franchisees collect at least 50% of the Web site development and initial hosting fees in advance with the balance due on activation of the Web site. Other services are generally based on a monthly fee.

NETVERTISE

    Netvertise is a website development and hosting company that has provided web development and hosting applications and solutions since 1997. We were a subsidiary of Netvertise until November 2002 when Netvertise distributed our stock to the shareholders of Netvertise.

    Netvertise offers a comprehensive, cost effective range of web services primarily geared towards small and medium size business and professional customers. In 2001 Netvertise decided to expand the marketing of its business by franchising and terminate operations not related to such business. Since 2002 Netvertise limits its web site development and hosting business to the customers of Netfran's franchisees. Any potential customers who contract Netvertise directly are referred to the nearest Netfran franchisee for servicing. These services are marketed by the Netfran franchisees utilizing the technology provided as part of the franchise program and our franchisees pay Netvertise for such services based on a percentage of the suggested list prices established for such services. Management of Netfran also manages Netvertise.

    Netvertise has ten employees devoted to supporting the business of our franchisees, including nine employees in website design, programming and marketing.

PAYMENTS TO NETVERTISE BY OUR FRANCHISEES

    In addition to the franchise fees advertising fees and royalties our franchisees pay to Netfran, our franchisees are also required to pay Netvertise for the Internet solutions provided to the franchisees customers. These fees are generally based upon a percentage of the suggested retail prices established for such products and services. Such compensation arrangements provides the higher compensation level to Netvertise for activities for which Netvertise is primarily responsible such as Web site hosting, promotion, publishing and customer Web site design and the lesser compensation level for activities for which the franchisee is primarily responsible, such as Web site design and development on the Netspace site server platform without Netvertise webmaster participation.

OUR AGREEMENT WITH NETVERTISE

In order to assure the continuation of certain services which Netvertise has historically provided to Netfran and its franchisees, we have entered into an agreement with Netvertise. The following is a summary of the material provisions of the agreement between Netfran and Netvertise. If you want more information, you should read the entire agreement, which has been filed as an exhibit to the registration statement of which this prospectus is a part.

SERVICES TO BE PROVIDED TO NETFRAN BY NETVERTISE

Under this agreement, Netvertise will provide certain shared personnel, including the services of our officers, office facilities, utilities, office supplies, insurance and support services. Netfran pays its own direct expenses such as advertising, trade shows, travel and training expenses and non-shared employees.

COMPENSATION TO NETVERTISE

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

The following table sets forth the amounts payable to Netvertise by Netfran for the last two fiscal years:

                                          2001        2002
                                      -----------  ---------
                    Personnel         $   294,119  $395,916
                    Facilities(1)          33,600    33,600

---------------
 (1) Includes rent, utilities, supplies and furnishings and shared office manager and receptionist.

There is a procedure for arbitrating any disputes concerning allocation of such expense items in accordance with the rules of the American Arbitration Association. Either party may initiate an arbitration proceeding to resolve any such disputes by making a demand for arbitration. The parties agree on an arbitrator who is on a list of approved arbitrators of the association. Each side presents its evidence to the arbitrator and the arbitrator makes a determination.

TERM

Netvertise is required to provide such services until the termination of Netfran's last Franchise Agreement.

SERVICES PROVIDED BY NETVERTISE TO NETFRAN'S FRANCHISEES

Netvertise is required to continue to provide services relative to those currently being provided including website development, website hosting, website maintenance, support and upgrading, graphic design, copywriting, training and e-publishing. Netvertise has agreed that its charges for such services shall be no greater than it charges to other customers. Charges for such services are paid directly to Netvertise by our franchisees and Netfran is not involved in billing or collection for such services or responsible for such payments.

STANDARD OF CARE

We have agreed that in providing such services to Netfran and Netfran's franchisees, Netvertise will not be liable for damages other than for gross negligence or willful misconduct.

ALTERNATIVE SOURCES

    In the event that Netvertise was unable to provide the facilities and services to Netfran and its franchisees, Netfran believes it would be able to make arrangements for alternative suppliers of such facilities and services through contracting with other providers or directly hiring persons able to provide such services.

TERMS AND COST OF THE NETSPACE(R)FRANCHISE

    Initial franchise fee is currently $35,000 for a specific geographic area containing a population of at least 200,000 people. Our franchisees may solicit or accept client accounts outside their defined territory but may not establish an office or advertise outside of their territory. The franchise agreement is for ten (10) years. The franchisee may acquire a successor franchise for five
(5) additional years upon certain conditions and payment of a $2,500 successor franchise fee.

    Our franchisees are required to operate their franchises in accordance with specified methods, techniques and standards within a designated geographic territory. Our franchisees may not be involved in a competitive business and must utilize the Netspace site server and hosting facilities.

    Each of our franchisees is granted an exclusive area to operate their business, which means that we will not locate another franchise or company owned location within such territory. Such exclusive area is subject to Netfran's right to deem such territory as non-exclusive and therefore to locate another franchise or company owned location within such territory in the event that the franchisee fails to provide services to a certain number of the potential customers in their territory that we identify to our franchisees. Such potential customers are small and medium size businesses with less than 100 employees located in the territory. We obtain such potential customer lists from standard reference sources such as Dun & Bradstreet. The following table sets forth the percentage of identified customers a franchisee must provide services to at the end of each year following the execution of the franchise agreement in order to retain exclusivity in their territory.


                   YEAR OF FRANCHISE AGREEMENT           PERCENTAGE
             --------------------------------------     ------------
                        1                                    1%
                        2                                    3%
                        3                                    5%
                        4                                    8%
                        5                                   12%
                        6                                   16%
                        7 AND LATER                         20%

    Our right to deem a territory as non-exclusive in the event a franchisee fails to meet the minimum is discretionary. We have not declared the territory of any of our franchisees as non-exclusive as of the date hereof.

    During the term of the franchise agreement, the franchisee is required to pay (i) a royalty fee of 10% of gross monthly revenue, and (ii) an advertising fee of 1% of gross revenue. Ninety (90) days after a franchisee completes the training program, franchisees are required to pay minimum monthly royalties to Netfran. Franchisees prior to April 2002 pay a minimum royalty of $100 per month. Franchisees from April 2002 pay a minimum royalty of $100 per month, which increases by $100 per month per year for each year until a maximum minimum royalty of $500 is payable per month.

    Franchisees are also required to engage in local advertising of their services at a cost of at least $600 per month. This has been raised to $1,100 per month for franchises sold after April 2002. Each new franchisee is given an initial training for 5 days which the franchisee is required to complete.

MARKETING OF THE NETFRAN FRANCHISE

    Our marketing strategy for franchise sales is based on the sale of individual franchise territories to business-minded individuals. The primary lead sources are referrals, Internet franchise web-sites, print advertising, radio, television, and franchise trade shows. We also seek publicity for our franchise program through an active public relations activities. Dellray Lefevere, our Vice President- Franchise Development is primarily responsible for sales of our franchises.

COMPETITION

    The sale of franchises is highly competitive. We compete directly with other regional and national franchisors which are also seeking to sell their franchises to qualified financially capable franchisees. We believe our franchise program is most suitable for persons with a white collar business background who may also be interested in franchises for business services, personal services and education.

    We have identified three other franchises of Internet-based services: Quick International, WSI Internet and AIS Media.

    Our franchisees face substantial competition in the sale of their services to customers. Besides the franchisees of the competing franchisors, numerous companies offer Web site development and hosting in local markets. Internet service providers and portals such as America Online and Yahoo offer Web site development tools and hosting. Several computer programs for Web site design and e-commerce, such as Microsoft Front Page, are available to those who desire to "do it yourself" without professional assistance.

    We believe that the personalized service provided by our franchisees, including their willingness to work with their customers to plan, develop and design a Web site for each customer and assist in developing advanced solutions such as e-commerce, publishing and advertising distinguishes our franchisees from do-it-yourself and impersonal solutions offered by America Online and Yahoo and other Internet service providers and portals.

    We believe that our franchise program competes favorably with other franchises due to the following attributes:

    - modest cost to purchase and operate
    - customers are businesses and professionals making an easy transition for franchisees from the business world
    - large market of potential customers due to recent growth of Internet as a commercial media
    - no specialized skills required to become a franchisee

TRADEMARKS AND OTHER PROPRIETARY INFORMATION

    We have received a federal servicemark registration for NETSPACE(R). In addition, we hold copyrights in connection with our training manuals and marketing materials. We provide our franchisees with a laptop computer programmed with our proprietary programs which include:

    -   Netspace(R) Siteserver Platform
    -   Netspace(R) E-Publisher Platform
    -   NGENWARE(TM) Search Engine Submission Software
    -   Marketing templates, and
    -   Powerpoint presentations

    All intellectual property utilized by Netfran and its franchisees is owned by Netfran and we are not required to pay royalties or license fees for such use. We do not have any patents on our technology.

REGULATION

    The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission (the "FTC") and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, we are required to register or file with the states and to provide prescribed disclosure statements. We are currently authorized to sell franchises in all 50 states. Such state filings are made annually.

    We are required to update our offering disclosure documents to reflect the occurrence of material events within a reasonable time after the occurrence.

    We will notify the applicable governmental agencies at the time of the distribution and will amend our offering documents to reflect the distribution within a reasonable time after the distribution by such regulation.

    We are also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of, and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If we are unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, we will generally be unable to engage in offering or selling franchises in or from such state. Amendments to existing statutes and regulations, adopting of new statutes and regulations and our expansion into new states and foreign jurisdictions could require us to continually alter methods of operations at costs which could be substantial.

    We believe that we are in substantial compliance with all of the foregoing federal and state franchising laws and the regulations promulgated thereunder and have obtained all licenses and permits necessary for the conduct of our business. Failure to comply with such laws and regulations in the future could subject us to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on us. Our franchisees are also subject to various federal, state and local laws affecting their franchise businesses, including state and local licensing, zoning, labor and various safety and other standards. The failure of a franchisee to comply with applicable regulations could interrupt the operations of the affected franchise or otherwise adversely affect the franchise.

EMPLOYEES

    As of March 10, 2003, Netfran had five full time and eight part time staff. Our part time staff is also employed by Netvertise.


ITEM 2. DESCRIPTION OF PROPERTIES

    Our offices are located in a 3,000 sq. ft. office suite in Aventura, Florida. Our affiliate, Netvertise, Inc. is the tenant on the lease of this property which expires in January, 2005. We pay Netvertise a $2,800 per month overhead allocation expense, which we believe to be the fair market value for the facilities we use. This includes allocation of rent, utilities and cost of receptionist and office manager. Our lease is unwritten and runs month-to-month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR SECURITIES

Our common stock began trading on the over-the-counter market on February 10, 2003, and is quoted on the NASD Electronic Bulletin Board under the symbol NFDV.

The following is the range of high and low closing bid prices for Netfran common stock for the periods indicated:

                          February, 2003   $.85  $.25
                          March, 2003       .85   .45




The above represents inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. We had 310 record holders of our common stock on March 10, 2003.

Equity Compensation Plan Information

We had no equity compensation plans in effect as of December 31, 2002.

We have not paid any dividends on our common stock and intend to retain all earnings, if any, for use in our operations and to finance the development and expansion of our business. We do not anticipate paying any dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors. Any future decisions with respect to dividends will depend on future earnings, future capital needs and the registrant's operating and financial condition, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

    The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related Notes thereto appearing elsewhere in this Prospectus. Overview

    The Company was formed in the State of Florida and incorporated in the State of Florida in January 2000 to market the Netspace Franchise System and began marketing of franchises in May 2000.

    We derive our revenues from franchise operations, which include a franchise fee, currently $35,000 per unit, in an identified territory, revenue sharing with franchisees, and 10% on-going royalties based on gross retail revenues to the franchisees' customers, and advertising fees of 1% of revenues generated by its franchisees. We financed the purchase of three franchises in 2000 and 2001. We wrote off $23,197 when two franchisees defaulted on their notes. We no longer provide financing terms for franchise fees.

    Our revenues comes from the initial sale of franchises and ongoing royalties from the sales of our franchisees. At the current time our revenue from sale of franchises exceed our royalty revenues. We anticipate that our revenues from ongoing royalties will rise as our franchisees establish and build their businesses. We believe that sale of franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

RESULTS OF OPERATIONS

    Our revenues from operations were $820,513 in 2002 an increase of 19.6% from 2001 revenues. Revenues from initial franchise fees increased $35,000 from $653,000 in 2001 to $688,000 in 2002 reflecting sale of 20 franchises in 2002 versus 24 in 2001. The increased revenues from the sale of four fewer franchises resulted from an increase in our franchise price in 2002 and the sale of a Master Franchise in the United Kingdom. Revenues from marketing and business development materials increased $57,760 from $5,704 in 2001 to $63,464 in 2002. Royalty and advertising fee increased from $27,338 in 2001 to $69,049 in 2002 representing fees from additional franchisees as their business increased. The surge in royalty revenue in 2002 of 252% over 2001 reflects increased sales revenues of our franchisees.

    In 2000 we sold 10 franchises for $240,000. Royalty and advertising fees (including minimum monthly royalties) from our franchisees were $27,338 in 2001 compared to $3,580 in 2000 reflecting additional franchises.

    Cost and expenses were 100.4% of total revenues in 2002 compared to 127.8% of revenues in 2001. Advertising spending was substantially reduced from $303,260 in 2001 to $84,556 in 2002, as we concentrated our sales and marketing efforts on Internet and telemarketing programs. Convention and seminar expense increased from $17,195 in 2001 to $24,221 in 2002, while marketing and business development material expenses increased from $37,935 in 2001 to $99,427 in 2002. Travel also increased in 2002 from $32,959 in 2001 to $37,398 in 2002. Interest expense increased from $913 in 2001 to $15,689 in 2002 as a result of a $250,000 note payable from Netvertise which incurred in March 2002. Salaries and wages increased from $294,119 in 2001 to $395,916 in 2002.

    As a result we had a net loss of $29,475 in 2002 compared to a loss of $192,189 in 2001.

    We are required to utilize all advertising fees received from our franchisees on advertising programs. As a result, we reflect a corresponding expense related to these advertising costs as well as our own franchise marketing efforts as an early stage franchisor.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $116,654 for the year ended December 31, 2002. This was primarily attributable to a decrease in notes and accounts receivable of $67,349 and increase in due to affiliate of $61,490.

    Net cash from investing activities was approximately $2,700 for the year ended December 31, 2002, which is attributable to paydowns on advances to employees and franchisees.

    Net cash provided by financing activities was $250,000 for the year ended December 31, 2002, due to the proceeds from the borrowings from our affiliate, Netvertise.

    Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services which we request from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

    As of December 31, 2002 we owed Netvertise $61,490. Such amount represents an open account with Netvertise and does not accrue interest or have a definite payment date. On March 6, 2002, Netfran borrowed $250,000 from Netvertise and issued a promissory note to Netvertise which provides for repayment on March 6, 2004 with interest at 7%.

    During 2002, Netvertise contributed $488,041 of an open account receivable to capital. Netvertise has no further obligation to support our capital requirements before or after the distribution. We believe that we will have sufficient liquidity to meet our needs for the next twelve months based upon our expected expenses and funds on hand and expected from anticipated revenues from operations, including minimum royalties payable by our franchisees.

    At December 31, 2002, the Company had shareholder equity of $346,154. For the year ended December 31, 2002, the Company's net working capital (current assets minus current liabilities) increased to approximately $593,000 from a working capital deficit of approximately $122,000, primarily as a result of Netvertise contributing $488,041 of an open account payable to capital and borrowing $250,000 of long term debt from Netvertise.

Critical Accounting Policies and Estimates

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

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

CERTAIN RISK FACTORS

We have identified the following as the some of the risks we face: competition within the franchise industry and web developers offering similar services to the SME marketplace; market uncertainty surrounding the economy and potential for conflict in foreign nations.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


The Officers and Directors
Netfran Development Corporation
Miami, Florida


We have audited the accompanying balance sheets of Netfran Development Corporation (the "Company"), as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001, and the period from inception of operations, March 7, 2000, to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netfran Development Corporation as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and the period from inception, March 7, 2000, to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





McClain and Company, LC
Miami, Florida
February 11,  2003

                         NETFRAN DEVELOPMENT CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                          ASSETS

                                                                                            2002                    2001
                                                                                        ------------            ------------
CURRENT ASSETS
     Cash                                                                                 $  675,408              $  306,014
     Notes and accounts receivable, net                                                       40,076                 108,929
     Prepaid expenses and other                                                               25,677                  25,786
                                                                                          ----------              ----------

         Total current assets                                                                741,161                 440,729

PROPERTY AND EQUIPMENT - NET                                                                   3,515                   5,858

LONG-TERM PORTION - note receivable, net                                                          --                   3,186
                                                                                          ----------              ----------

         Total assets                                                                     $  744,676               $ 449,773
                                                                                          ==========               =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Due to affiliate                                                                     $   61,490              $  488,041
     Accounts payable and accrued expenses                                                    87,032                  69,954
     Refundable franchise deposits                                                                --                   5,000
                                                                                          ----------              ----------

         Total current liabilities                                                           148,522                 562,995

LONG-TERM LIABILITIES

     Note payable to affiliate                                                               250,000                      --
                                                                                          ----------              ----------

         Total liabilities                                                                   398,522                 562,995
                                                                                          ----------              ----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.001 par value, 50,000,000 shares authorized, 3,373,826 and
       3,340,088 shares issued or issuable and outstanding at December 31,
       2002 and December 31, 2001                                                              3,374                   3,340
     Paid-in capital                                                                         630,847                 142,030
     Accumulated deficit                                                                    (288,067)               (258,592)
                                                                                          ----------              ----------

         Total stockholders' equity (deficit)                                                346,154                (113,222)
                                                                                          ----------              ----------

         Total liabilities and stockholders' equity (deficit)                             $  744,676              $  449,773
                                                                                          ==========              ==========

               The accompanying notes to the financial statements
                    are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                               STATEMENT OF INCOME
       YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM INCEPTION OF
                OPERATIONS, MARCH 7, 2000, TO DECEMBER 31, 2000

                                                                          2002                 2001                   2000
                                                                      -----------           -----------           -----------
REVENUES
   Initial franchise fees                                             $   688,000           $   653,000           $   240,000
   Marketing and business development materials                            63,464                 5,704                11,000
   Royalty and advertising fees                                            69,049                27,338                 3,580
   Interest income                                                          5,218                 6,584                 2,466
                                                                      -----------           -----------           -----------

       Total revenues                                                     825,731               692,626               257,046
                                                                      -----------           -----------           -----------

COST AND EXPENSES
   Advertising                                                             84,556               303,260                63,329
   Bad debt expense                                                         4,690                23,197                20,000
   Conventions and seminars                                                24,221                17,195                    --
   Depreciation                                                             2,343                   308                    --
   Franchise materials                                                     39,968                38,210                20,692
   General and administrative                                              35,654                29,608                13,439
   Interest expense                                                        15,689                   913                   229
   Licenses, permits, and taxes                                            27,578                22,099                11,230
   Marketing and business development material                             99,427                37,935                42,689
   Overhead costs                                                          33,600                33,600                16,800
   Professional fees                                                       54,166                51,412                16,369
   Salaries and wages                                                     395,916               294,119                98,370
   Travel                                                                  37,398                32,959                18,871
                                                                      -----------           -----------           -----------

       Total costs and expenses                                           855,206               884,815               322,018
                                                                      -----------           -----------           -----------

       Loss before income taxes                                           (29,475)             (192,189)              (64,972)

PROVISION FOR INCOME TAXES                                                     --                    --                 1,431
                                                                      -----------           -----------           -----------

       Net loss                                                       $   (29,475)          $  (192,189)         $    (66,403)
                                                                      ===========           ===========          ============

EARNINGS (LOSS) PER COMMON SHARE:

   BASIC LOSS PER COMMON SHARE                                        $     (.009)          $     (0.06)         $      (0.02)


   WEIGHTED AVERAGE COMMON SHARES                                       3,340,180             3,340,088             3,340,088
                                                                      ===========           ===========          ============

   DILUTED LOSS PER COMMON SHARE                                      $     (.009)          $     (0.06)         $      (0.02)
                                                                      ===========           ===========          ============

   WEIGHTED    AVERAGE    DILUTED COMMON SHARES                         3,340,180             3,340,088             3,340,088
                                                                      ===========           ===========          ============





               The accompanying notes to the financial statements
                    are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD
        FROM INCEPTION OF OPERATIONS, MARCH 7, 2000, TO DECEMBER 31, 2000


                                              Common            Common                                                Total
                                              Stock              Stock           Paid-in        Accumulated        Stockholders'
                                              Shares            Amounts          Capital          Deficit         Equity (Deficit)
                                           ------------        ---------        ---------        ---------        ---------------

BALANCE, March 7, 2000                               --        $      --        $      --        $      --         $      --

Issuance of common stock                      3,340,088            3,340           71,660               --            75,000

Contributed capital resulting from
   services provided by an officer,
   who was the sole shareholder of the
   Company                                           --               --           70,370               --            70,370

Net loss                                             --               --               --          (66,403)          (66,403)
                                              ---------        ---------        ---------        ---------         ---------

BALANCE, December 31, 2000                    3,340,088            3,340          142,030          (66,403)           78,967

Net loss                                             --               --               --         (192,189)         (192,189)
                                              ---------        ---------        ---------        ---------         ---------

BALANCE, December 31, 2001                    3,340,088            3,340          142,030         (258,592)         (113,222)

Contributed capital from Netvertise,
   Inc. (See Note 1)                                 --               --          488,041               --           488,041

Issuable common stock for services               33,738               34              776               --               810

Net loss                                             --               --               --          (29,475)          (29,475)
                                              ---------        ---------        ---------        ---------         ---------

BALANCE, December 31, 2002                    3,373,826        $   3,374        $ 630,847        $(288,067)        $ 346,154
                                              =========        =========        =========        =========         =========

               The accompanying notes to the financial statements
                    are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                             STATEMENT OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD
        FROM INCEPTION OF OPERATIONS, MARCH 7, 2000, TO DECEMBER 31, 2000



                                                                         2002             2001              2000
                                                                      ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                     $ 882,862         $ 575,933         $ 234,377
     Cash paid to suppliers and employees                              (771,218)         (451,090)         (109,822)
     Interest received                                                    5,218             6,315             2,466
     Interest paid                                                         (208)               --                --
     Taxes paid                                                              --            (9,638)               --
                                                                      ---------         ---------         ---------

         Net cash provided by operating activities                      116,654           121,520           127,021
                                                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments from (advances to) employees and franchises, net            2,740            (6,966)           (4,395)
     Purchases of property and equipment                                     --            (6,166)               --
                                                                      ---------         ---------         ---------

         Net cash provided by (used in) investing activities              2,740           (13,132)           (4,395)
                                                                      ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                --                --            75,000
     Borrowings from affiliate                                          250,000                --                --
                                                                      ---------         ---------         ---------

         Net cash provided by financing activities                      250,000                --            75,000
                                                                      ---------         ---------         ---------

         Net increase in cash                                           369,394           108,388           197,626

CASH, beginning of period                                               306,014           197,626                --
                                                                      ---------         ---------         ---------

CASH, end of period                                                   $ 675,408         $ 306,014         $ 197,626
                                                                      =========         =========         =========

               The accompanying notes to the financial statements
                    are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                       STATEMENT OF CASH FLOWS (CONTINUED)
                      INCREASE IN CASH AND CASH EQUIVALENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD
       FROM INCEPTION OF OPERATIONS, MARCH 7, 2000, TO DECEMBER 31, 2000


                                                                         2002             2001             2000
                                                                     ----------        ---------         ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
     Net loss                                                        $ (29,475)        $(192,189)        $ (66,403)
     Bad debt expense                                                    4,690            23,197            20,000
     Depreciation                                                        2,343               308                --
     Contribution of services by officer of the Company                     --                --            70,370
     Stock issued for payment of legal services                            810                --                --
     Decrease (increase) in notes and accounts receivable               67,349          (115,109)          (40,203)
     (Increase) decrease in prepaid expenses                            (2,631)           19,446           (25,395)
     Increase in income tax receivable                                      --            (8,207)               --
     Increase in accrued interest receivable                                --              (269)               --
     Increase in due to affiliate                                       61,490           352,299           135,742
     Increase in accounts payable and accrued expenses                  17,078            38,475            31,479
     (Decrease) increase in refundable franchise fee deposits           (5,000)            5,000                --
     (Decrease) increase in income tax payable                          (1,431)            1,431
                                                                     ---------         ---------         ---------

         Net cash provided by operating activities                   $ 116,654         $ 121,520         $ 127,021
                                                                     =========         =========         =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2000, an officer of the Company contributed services to the Company without receiving compensation. The value of these services, amounting to $70,370, was treated as a contribution of capital.

During October 2002, in lieu of payment of debt owed to Netvertise, $488,041 of outstanding debt was transferred to paid-in capital (see Note 1).

During 2002, in lieu of cash payment for legal services, the Company issued 33,738 shares of stock with a fair value of $810.






               The accompanying notes to the financial statements
                    are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF OPERATIONS
                  The Company was formed in the State of Florida in January 2000, commenced operations on March 7, 2000, and was organized to market Netspace franchises, which provides Internet web design, hosting, updating, maintenance, and related services to businesses and individuals. The Netspace system was developed by Netvertise, Inc., ("Netvertise"), a related company and the Company's former sole shareholder.

                  COMPANY OWNERSHIP
                  At December 31, 2001, and for the period from January 1, 2002 to October 31, 2002, the Company was a wholly-owned subsidiary of Netvertise. On October 31, 2002, the Company's issued and outstanding shares were distributed to the shareholders of Netvertise on a pro-rata basis. Prior to the distribution, Netvertise made a capital contribution in the amount of $488,041, equivalent to amounts due to Netvertise by the Company.

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

                  Revenues from franchise royalties and advertising fees are recognized when earned. Expenses are recognized when incurred.

                  CASH AND CASH EQUIVALENTS
                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

                         Computer equipment               3 - 5 years

                  LONG-LIVED ASSETS
                  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INCOME TAXES
                  Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, minus the changes during the period in deferred tax assets and liabilities.

                  Income taxes are provided for on all taxable income included in the financial statements in the period in which the income is reported for financial statement purposes. Accordingly, deferred income taxes (benefits) are provided for timing differences between financial and tax reporting. The principal items comprising these differences at December 31, 2002 and 2001 are the deferred recognition of operating losses for tax purposes and the allowance for doubtful accounts.

                  USE OF ESTIMATES
                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  RECLASSIFICATION
                  For comparative purposes, certain items in the prior years' financial statements have been reclassified to conform to current year's presentation.

                  BUSINESS SEGMENT REPORTING
                  Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," requires companies to report information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and/or assess performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different product services. At December 31, 2002 and 2001, the Company had one reportable segment: franchise sales.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  COMPREHENSIVE INCOME
                  SFAS 130, "REPORTING COMPREHENSIVE INCOME," requires disclosure of non-owner changes in stockholders' equity, and is defined as net income plus direct adjustments to stockholders' equity. The Company did not have any items of comprehensive income.

                  RECENT PRONOUNCEMENTS
                  In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE," ("SFAS 148"). SFAS 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. The Company does not have any stock-based compensation arrangements. The adoption of this standard will not have an impact of the Company's financial condition or results of operations.

                  In July 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," ("SFAS 146"), which supercedes Emerging Issues Task Force No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYMENT TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY." SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have an impact on the Company's financial condition or results of operations.

                  In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION," ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS," and is effective beginning after May 15, 2002. The adoption of this standard will not have an impact on the Company's financial condition or results of operations.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT PRONOUNCEMENTS (CONTINUED)
                  In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," ("SFAS 144"). SFAS supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," ("SFAS 121") and APB Opinion No.
                  30. SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. The adoption of this standard will not have an impact on the Company's financial condition or results of operations.

                  Effective January 1, 2002, the Company adopted the SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," ("SFAS 142"). SFAS 142 changes the accounting for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to an annual impairment test. The Company does not hold any goodwill or intangible assets. The adoption of SFAS 142 did not have any effect on the Company's financial condition or results of operations.

                  In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS," ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of SFAS 143 to have an impact on the Company's financial condition or results of operations.

NOTE  2 -         NOTES AND ACCOUNTS RECEIVABLE
                  The Company had received notes from the sale of new franchises. These notes are collateralized by the rights to the related franchise territory sold, and bear interest at the market rates prevailing at the dates of the transactions.

                  Following is a summary of notes and accounts receivable:

                                                                         DECEMBER 31, 2002           DECEMBER 31, 2001
                                                                         -----------------           -----------------
                    Notes receivable                                         $  3,186                   $  30,278
                    Accounts receivable                                        39,144                     105,034
                                                                             --------                   ---------
                                                                               42,330                     135,312
                    Less allowance for doubtful accounts                        2,254                       4,949
                    Less current portion                                       40,076                     108,929
                                                                             --------                   ---------
                                                                                   --                      21,434
                    Less allowance for doubtful accounts                           --                      18,248
                                                                             --------                   ---------
                                                                             $     --                   $   3,186
                                                                             ========                   =========

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  2 -         NOTES AND ACCOUNTS RECEIVABLE (CONTINUED) Notes receivable are comprised of the following:

                  Note receivable issued May 22, 2000 bears interest at 10% per annum, principal and interest of $507.26 is payable monthly, and matures September 2004. At December 31, 2001, the unpaid principal balance was $17,137. This note was written off in 2002.

                  Note receivable issued April 1, 2001 bears interest at 10% per annum, principal and interest of $368.90 is payable monthly, and matures September 2003. At December 31, 2002 and 2001, the unpaid principal balance was $3,186, and $7,080, respectively.

                  Note receivable issued June 1, 2001 bears interest at 10% per annum, principal and interest of $79.95 is payable monthly, and matures August 2011. At December 31, 2001, the unpaid principal balance was $6,061. This note was written off in 2002.

NOTE  3 -         PROPERTY AND EQUIPMENT
                  At December 31, 2002 and 2001, property and equipment consisted of the following:

                                                                  2002                    2001
                                                               ---------                ------
                         Computer equipment                    $   6,166                $6,166
                         Less accumulated depreciation            (2,651)                 (308)
                                                                --------                ------
                                                                $  3,515                $5,858
                                                                ========                ======

                  Depreciation expense charged to operations for the years ended December 31, 2002 and 2001, and the period from inception of operations, March 7, 2000, to December 31, 2000 amounted to $2,343, $308, and $0, respectively.

NOTE  4 -         NOTE PAYABLE TO AFFILIATE
                  On March 6, 2002, Netvertise made a loan to the Company in the amount of $250,000 to fund operations. The note bears interest at 7% per year, payments of interest only on a quarterly basis, ballooning in two years.

                  During 2002, the Company did not make the required quarterly payments on the note and was in technical default. Netvertise advised the Company that it will not demand immediate payment on the note and has extended the due date on the past due interest to March 6, 2003.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  5 -         FAIR VALUE OF FINANCIAL INSTRUMENTS
                  The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                           CASH AND CASH EQUIVALENTS
                           The carrying amounts of cash and cash equivalents approximate their fair value.

                           NOTES RECEIVABLE
                           The carrying amounts of the notes receivable approximates their fair value.

                           DUE TO AFFILIATE
                           The carrying amount of the due to affiliate approximates its fair value.

                           NOTE PAYABLE TO AFFILIATE
                           The fair value of the note payable is estimated based upon current rates offered to the Company for debt of the same remaining maturities. The carrying amount of note payable to affiliate is a reasonable estimate of its fair value.

                           The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001, were as follows:

                                                                               2002                         2001
                                                                     ------------------------     ----------------------
                                                                      Carrying        Fair         Carrying       Fair
                                                                       Amount         Value         Amount        Value
                                                                     ---------     -----------    ---------     --------
                               Cash and cash equivalents             $ 675,408      $ 675,408       $306,014      $306,014
                               Notes receivable, net                 $   3,186      $   3,186     $    7,081    $    7,081
                               Due to affiliate                      $  61,490      $  61,490       $488,041      $488,041
                               Note payable to affiliate             $ 250,000      $ 250,000             --            --


NOTE  6 -         COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK
                  The Company has experienced credit risk in connection with its bank accounts. At various times during the year, it maintained deposits with financial institutions in excess of amounts insured by the FDIC. The exposure to the Company is solely dependent on daily bank balances and the financial strength of the respective institutions.

                  As indicated in Note 1, the Company sells Netspace franchises. Netspace provides Internet web design, hosting, updating, and related services to businesses and individuals. The Netspace system was developed by Netvertise. Netvertise is related to Netfran in that they both have the same ownership.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  6 -         COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK
                  (CONTINUED)
                  The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. Netvertise expects to profit from the sale of services to the ultimate users of the Netspace system. The
                  Company did not compensate Netvertise for the right to sell the franchise, and prior to October 20, 2001, there was no written agreement between the two companies. Effective October
                  20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide services to the Company's franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, and e-publishing. The agreement also stipulates that Netvertise will provide its personnel, office space, facilities, and support services as may be requested by the Company. The costs of these services are to be reimbursed to Netvertise on a monthly basis. This agreement continues until the termination of the last Netfran franchise agreement.

NOTE  7 -         INCOME TAXES
                  Provision (benefit) is made for the tax effects of timing differences as described in Note 1. The provision for income taxes for the years ended December 31, 2002 and 2001, and the period from inception of operations March 7, 2000, to December
                  31, 2000 is based upon current statutory rates and is summarized as follows:

                                                               YEAR ENDED DECEMBER 31, 2002
                                                     --------------------------------------------------
                                                     CURRENT            DEFERRED                  TOTAL
                                                     -------            --------                 ------
                                Florida              $    --             $    --                 $  --
                                Federal                   --                  --                    --
                                                     -------             -------                  ----

                                                     $    --             $    --                  $ --
                                                     =======             =======                  ====

                                                               YEAR ENDED DECEMBER 31, 2001
                                                     --------------------------------------------------
                                                     CURRENT            DEFERRED                  TOTAL
                                                     -------            --------                 ------
                                Florida              $    --            $     --                 $  --
                                Federal                   --                  --                    --
                                                     -------             -------                  ----

                                                     $    --             $    --                  $ --
                                                     =======             =======                  ====


                                                         PERIOD MARCH 7, 2000 TO DECEMBER 31, 2000
                                                     ----------------------------------------------------
                                                     CURRENT            DEFERRED                   TOTAL
                                                     -------            --------                  ------
                                Florida              $   190             $    --                  $  190
                                Federal                1,241                  --                   1,241
                                                     -------             -------                   -----

                                                      $1,431             $    --                  $1,431
                                                      ======             =======                  ======

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  7 -         INCOME TAXES (CONTINUED)
                  Deferred tax assets have been provided for deductible temporary differences related to net operating losses and the allowance for doubtful accounts. At December 31, 2002 and 2001, deferred income taxes related to the following:

                                                                                             2002                   2001

                                                                                         ------------            --------
                         Deferred tax assets (liabilities):
                             Net operating loss                                            $  41,870              $ 33,221
                             Allowance for doubtful accounts                                     444                 4,759
                                                                                           ---------              --------
                                                                                              42,314                37,980
                         Less valuation allowance                                            (42,314)              (37,980)
                                                                                           ---------              --------

                             Net deferred tax asset (liability)                            $      --              $     --
                                                                                           =========              ========

NOTE  8 -         LITIGATION
                  At December 31, 2002 and 2001, there was no pending litigation against the Company.

NOTE  9 -         EARNING (LOSS) PER SHARE
                  Basic earnings (loss) per share ("EPS"), was computed by dividing net loss by the weighted average number of shares outstanding during the period. For the years ended December
                  31, 2002 and 2001, and period from inception of operations, March 7, 2000, to December 31, 2000, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS.

                  The following is the calculation of loss per share:

                                                                                                                 Period
                                                                      Year ended          Year ended         March 7, 2000
                                                                     December 31,        December 31,        to December 31,
                                                                         2002                2001                 2000
                                                                     -----------         -----------         ---------------
                    Basic earnings (loss) per common share:
                       Numerator
                         Net loss before extraordinary items
                            applicable to common stockholders        $   (29,475)        $  (192,189)        $   (66,403)
                         Extraordinary items, net                             --                  --                  --
                                                                     -----------         -----------         -----------

                         Loss applicable to common
                          stockholders                               $   (29,475)        $  (192,189)        $   (66,403)
                                                                     ===========         ===========         ===========

                       Denominator
                         Weighted average common shares                3,340,180           3,340,088           3,340,088
                                                                     -----------         -----------         -----------
                         Basic EPS                                   $     (.009)        $     (0.06)        $     (0.02)
                                                                     ===========         ===========         ===========

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE  9 -         EARNING (LOSS) PER SHARE (CONTINUED)

                                                                                                                   Period
                                                                         Year ended         Year ended          March 7, 2000
                                                                        December 31,        December 31,       to December 31,
                                                                           2002                2001                 2000
                                                                        -----------         -----------         --------------
                    Diluted earnings (loss) per common share:
                       Numerator
                         Net  loss  before  extraordinary  items
                            applicable to common stockholders           $   (29,475)        $  (192,189)        $   (66,403)
                         Extraordinary items, net                                --                  --                  --
                                                                        -----------         -----------         -----------

                         Loss applicable to common stockholders         $   (29,475)        $  (192,189)        $   (66,403)
                                                                        ===========         ===========         ===========

                       Denominator
                         Weighted average common shares                   3,340,180           3,340,088           3,340,088
                                                                        -----------         -----------         -----------
                         Diluted EPS                                    $     (.009)        $     (0.06)        $     (0.02)
                                                                        ===========         ===========         ===========

NOTE 10 -         INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND
                  BUSINESS DEVELOPMENT REVENUE From inception, March 7, 2000 to
                  November 2002, all franchise fee sales were derived from initial franchise fees for individual franchise sales. In
                  December 2002, the Company re-sold its first franchise.
                  Additionally, it sold a master franchise covering the United
                  Kingdom. When a franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise.

                  Any additional services required by the franchisee is provided by Netvertise. At December 31, 2002 and 2001, the Company had substantially provided all necessary training and support services to existing franchisees.

                  The Company anticipates substantial growth of franchise sales; however, franchise sales do reach a saturation point, and accordingly, revenue from franchise sales may decline in the future.

                  The Company requires its franchisees to purchase from the Company certain marketing and business development materials. For the years ended December 31, 2002 and 2001, and the period from inception of operations, March 7, 2000, to December 31, 2000, the Company derived revenues in the amount of $63,464, $5,704, and $11,000, respectively, from the sale of such materials to its franchisees.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE 11 -         RELATED PARTY TRANSACTIONS
                  The Company shares facilities and certain personnel with Netvertise, and accordingly, overhead costs are allocated between the two companies. For the years ended December 31, 2002 and 2001, and the period from inception of operations, March 7, 2000, to December 31, 2000, the Company incurred shared overhead costs in the amount of $33,600, $33,600, and $16,800, respectively.

                  At December 31, 2002 and 2001, included on the balance sheet under the caption "due to affiliate" is $61,490 and $488,041, respectively, of various expenditures paid by Netvertise on behalf of the Company.

                  In January 2003, the Company issued 33,738 shares as payment for legal services rendered to the Company during 2002. The value per share at the time the legal services were rendered was $.024 per share. These shares were deemed issuable as of December 31, 2002.

                  During 2000, an officer of the Company, who was the sole shareholder at the time, contributed services without compensation. The value of the services amounted to $70,370, has been reflected in the statement of income as a component of salaries and wages, and on the balance sheet as a capital contribution.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000


NOTE 12 -         SELECTED QUARTERLY DATA (UNAUDITED)
                  Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2002 and 2001, and period from inception of operations, March 7, 2000, to December 31, 2000:

EAR ENDED DECEMBER 31, 2002        FIRST QUARTER       SECOND QUARTER       THIRD QUARTER        FOURTH QUARTER          YEAR
---------------------------        -------------       --------------       -------------        --------------       -----------
Revenues                            $    91,909          $   383,319         $   145,390          $   205,113         $   825,731
Operating (loss) income             $   (96,267)         $   117,950         $   (78,975)         $    27,817         $   (29,475)
Net (loss) income                   $   (96,267)         $   117,950         $   (78,975)         $    27,817         $   (29,475)
Earnings (loss) per share:
    Basic                           $     (0.03)         $      0.04         $     (0.02)         $      .008         $     (.009)
                                    ===========          ===========         ===========          ===========         ===========
    Weighted average shares           3,340,088            3,340,088           3,340,088            3,340,180           3,340,180
                                    ===========          ===========         ===========          ===========         ===========
    Diluted                         $     (0.03)         $      0.04         $     (0.02)         $      .008         $     (.009)
                                    ===========          ===========         ===========          ===========         ===========
    Weighted average shares           3,340,088            3,340,088           3,340,088            3,340,180           3,340,180
                                    ===========          ===========         ===========          ===========         ===========


EAR ENDED DECEMBER 31, 2001         FIRST QUARTER       SECOND QUARTER       THIRD QUARTER        FOURTH QUARTER          YEAR
---------------------------         -------------       --------------       -------------        --------------       -----------
Revenues                            $   155,872         $   110,120          $   152,007          $   274,627          $   692,626
Operating (loss) income             $     5,420         $  (160,151)         $   (20,955)         $   (16,503)         $  (192,189)
Net (loss) income                   $     5,420         $  (160,151)         $   (20,955)         $   (16,503)         $  (192,189)
Earnings (loss) per share:
    Basic                           $      .002         $    (0.051)         $    (0.006)         $    (0.005)         $     (0.06)
                                    ===========         ===========          ===========          ===========          ===========
    Weighted average shares           3,340,088           3,340,088            3,340,088            3,340,088            3,340,088
                                    ===========         ===========          ===========          ===========          ===========
    Diluted                         $      .002         $    (0.051)         $    (0.006)         $    (0.005)         $     (0.06)
                                    ===========         ===========          ===========          ===========          ===========
    Weighted average shares           3,340,088           3,340,088            3,340,088            3,340,088            3,340,088
                                    ===========         ===========          ===========          ===========          ===========

                                                                                                                           From
                                                                                                                       inception of
                                                                                                                        operations,
                                      (March 7-                                                                           March 7,
 From inception of operations,        March 31)                                                                           through
          March 7,                      First               Second               Third                Fourth           December 31,
  Through December 31, 2000            Quarter              Quarter             Quarter              Quarter               2000
------------------------------      ---------------      ------------         -----------          -----------          ------------
Revenues                            $        --          $    40,000          $   128,380          $    88,666          $   257,046
Operating (loss) income             $   (17,204)         $   (23,187)         $    (9,181)         $   (16,831)         $   (66,403)
Net loss                            $   (17,204)         $   (23,187)         $    (9,181)         $   (16,831)         $   (66,403)
Earnings (loss) per share:
    Basic                           $    (0.005)         $    (0.007)         $    (0.003)         $    (0.005)         $     (0.02)
                                    ===========          ===========          ===========          ===========          ===========
    Weighted average shares           3,340,088            3,340,088            3,340,088            3,340,088            3,340,088
                                    ===========          ===========          ===========          ===========          ===========
    Diluted                         $    (0.005)         $    (0.007)         $    (0.003)         $    (0.005)         $     (0.02)
                                    ===========          ===========          ===========          ===========          ===========
    Weighted average shares           3,340,088            3,340,088            3,340,088            3,340,088            3,340,088
                                    ===========          ===========          ===========          ===========          ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the directors and officers of Netfran and their respective ages and positions:

         NAME          AGE  POSITION
   -----------------   ---  ----------------------------------------------------
   Elliot Krasnow      56   President, CEO and director
   Dellray Lefevere    57   Vice president of franchise development and director
   Robert Steinberg    57   Chief financial officer and director

    Elliot Krasnow has been the president, CEO and director since March 2000. From 1992 to 1994 he was president of Sandler Sales Institute of South Florida, a national sales training organization. From 1994 to 1995, Mr. Krasnow was co-producer for Mako Films International, Inc., an independent film production company. From 1995 to 1997, he was founder and president of Netspace, Inc. the predecessor company of Netvertise, Inc. d/b/a/ Netspace. Since 1997 he has been president and director of Netvertise, Inc., an Internet solutions company that provides services to Netfran's franchisees.

    Dellray Lefevere has been our vice president of franchise development since January 2000 and a director since September 2001. He also serves as Vice President of Netvertise since January 2002. He was director of sales for Uniglobe Travel, a franchise travel company, from 1997-1999. He was vice-president, franchising, with Leadership Management, Inc. from 1988 to 1992. From 1992 to 1997, he was executive vice president for General Business Services, a business tax/accounting franchise company, a division of Don Dwyer Group of Companies, a franchise development enterprise.

    Robert S. Steinberg, CPA, has been our chief financial officer since October 2000 and a director since September 2001. He has also served as chief financial officer of Netvertise since October 2000. He has been a certified public accountant in private practice in South Miami, Florida since June 1977. Mr. Steinberg has been chief financial officer of Netfran since October, 2000. His professional experience extends over 34 years of diverse public practice. He is a CPA in NY and Florida. He is also an attorney admitted to the Bars of NY, Florida, The US Tax Court, the US Supreme Court and various US District and Circuit Courts of Appeal. Mr. Steinberg is also a credential business valuation expert who has testified in many court cases. He has lectured and published extensively including most recently, "Analyzing Economic and Valuation Issues", Chapter 59, Florida Family Law, Mathew Bender & Company, 2000. He is a member of numerous professional organizations and serves on two charity boards of directors.

    Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. The Board has not established any committees. All executive officers are chosen by the board of directors and serve at the board's discretion.

    We plan to reimburse directors for any expenses incurred in attending board of directors meetings.


Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth the compensation paid or accrued to our chief executive officer (the "named executive officer") in 2002. No officer earned over $100,000 in such fiscal year. We have no written employment contract with Mr. Krasnow.

    Summary Compensation Table

                   NAME AND                                                                      OTHER ANNUAL
              PRINCIPAL POSITION                    YEAR            SALARY          BONUS        COMPENSATION
           ------------------------                ------         ---------       --------    ---------------
           Elliot Krasnow                           2002           75,000            -0-             -0-
           President, Chief                         2001           75,000            -0-             -0-
           Executive Officer*                       2000             -0-

* Although Mr. Krasnow received no salary or other compensation from Netfran in 2000, his services to us was $75,000. Such amount has been reflected as an expense in our statement of income under Salaries and Wages.

    The Company had no stock option plans, stock appreciation rights plans, or long term incentive compensation plans during 2002. We adopted an incentive stock plan in 2003 which is subject to approval by our shareholders. We anticipate that our shareholders will vote on the plan at our 2003 annual meeting.

Director Compensation

    Each of our directors is also an employee of the Company.

    For 2003 we have established annual salary for Mr. Krasnow of $75,000.

    Messrs. Krasnow, Lefevere and Steinberg are employed by Netvertise and we reimburse Netvertise for a portion of their salaries which we believe to be a fair allocation of the time they expend on the business and operations of Netfran. For 2002, salaries of Messrs. Krasnow, Lefevere and Steinberg charged to Netfran were $75,000, $60,000 (which includes commissions on franchise sales) and $12,000 respectively. Mr. Lefevere receives commissions on franchise sales as follows:

    o   5% of selling price of franchises for which he was the procuring party

    o 2% of selling price of franchises for which he was not the procuring party

    o No commission is paid on royalty, advertising, marketing, product and service fees

    Messrs. Krasnow, Lefevere and Steinberg continue to serve as officers of both Netfran and Netvertise and will allocate their time between the firms as needed. No specific time allocation to Netfran can be estimated for the future since this will be based on the needs of Netfran. In 2002, Netfran estimates that Messrs. Krasnow, Lefevere and Steinberg devoted approximately 50%, 95% and 50%, respectively, of their working time to Netfran. There are no written employment agreements between Netfran and Messrs. Krasnow, Steinberg and Lefevere, other than an agreement concerning Mr. Lefevere's commissions on franchise sales.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 14, 2003 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the Company's executive officers named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

                                               SHARES BENEFICIALLY OWNED (1)
                                               -----------------------------
                                               COMMON STOCK       PERCENTAGE
                                               ------------       ----------

            Elliot Krasnow(2)                    1,270,340            34.7%
            Roy Farrington(3)                      246,000             6.7%
            Robert Steinberg                       110,000             3.0%
            Dellray Lefevere                        75,000             2.0%
            All directors and officers
              as a group (3 persons)             1,455,340            39.7%

    (1) Applicable percentage of ownership at March 14, 2003, is based upon 3,698,826 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 13, 2003, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.


    (2) Address for this shareholder is 2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180.

    (3) Mr. Farrington holds such shares as trustee for himself, his spouse and descendants. Address for this shareholder is 7902 40th Street, Gig Harbor, WA 98335.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

    Netfran was founded in March 2000 to engage in the franchise business. At that time Elliot Krasnow funded its operations by purchasing stock for $75,000. These shares were contributed by Mr. Krasnow to Netvertise in 2001. Mr. Krasnow and Netvertise, Inc. are considered promoters of Netfran.

    Our directors and executive officers, Elliot Krasnow, Dellray Lefevere and Robert Steinberg, are also directors and executive officers of Netvertise. We also share office space with Netvertise. We attempt to make a reasonable good faith allocation of shared personnel, facilities and other shared expenses. In fiscal year 2002 we incurred shared overhead costs in the amount of $33,600.

    Netvertise has paid costs on behalf of Netfran from time-to-time. As of December 31, 2002 we owed Netvertise $61,490 for such matters which are shown as liabilities "due to affiliate" on our balance sheet.

In November 2002 Netvertise contributed $488,041 of the receivable we owed Netvertise to Netfran's capital thereby converting a liability to shareholders equity.

    Netfran has an agreement with Netvertise concerning services rendered to Netfran and its franchisees. See, "Item 1. Description of Business -- Our agreement with Netvertise."

    In March 2002 Netfran borrowed $250,000 from Netvertise. Such loan is due on March 6, 2004 with interest at 7% per annum payable quarterly.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

NUMBER      DESCRIPTION
------      -----------

3.1         Articles of Incorporation(1)

3.2         By-laws(2)

10.2        Agreement between Registrant and Netvertise, Inc.(3)

10.3        Commission agreement with Dellray Lefevere (4)

10.4 Revised Standard Franchise Agreement [portions omitted pursuant to a request for confidentiality](5)

10.5        Promissory Note made by Registrant to Netvertise, Inc.(6)

10.6        2003 Stock Incentive Plan

(1) Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (file no. 333-66118).

(2) Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 (file no. 333-66118).

(3) Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2 (file no. 333-66118).

(4) Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2 (file no. 333-66118).

(5) Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2 (file no. 333-66118).

(6) Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form SB-2 (file no. 333-66118).

99.1 Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

We will furnish a copy of any of these exhibits to a shareholder upon written request to Netfran Development Corp., 2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180, Att: President.

Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on March 28, 2003.

                                         NETFRAN DEVELOPMENT CORP.
                                         (Registrant)

                                         /s/ Elliot Krasnow
                                         ----------------------------------
                                         Elliot Krasnow
                                         President


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     SIGNATURE                          TITLE                         DATE
     ---------                          -----                         ----

/s/ Elliot Krasnow         President and Director                 March 28, 2003
Elliot Krasnow             (Principal Executive Officer)

/s/ Dellray Lefevere       Director                               March 28, 2003
Dellray Lefevere

/s/ Robert Steinberg       Treasurer and Director                 March 28, 2003
Robert Steinberg           (Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Elliot Krasnow, certify that:

1. I have reviewed this annual report on Form 10-KSB of Netfran Development
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003


/s/ Elliot Krasnow
-----------------------
Elliot Krasnow
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Robert Steinberg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Netfran Development
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003


/s/ Robert Steinberg
------------------------
Robert Steinberg
Chief Financial Officer