Form 10QSB
period 2003-03-31
NETFRAN DEVELOPMENT CORP
filed 2003-05-15
CIK 1145254

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2003

Commission File No. 0-50051

NETFRAN DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0983277

(State of incorporation)	(Employer Identification No.)

2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180

(Address of principal executive offices)

(305) 931-4000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement’s for the past 90 days. Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,698,826 shares as of May 28, 2003.

Transitional Small Business Format: No

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
EX-10.1 2003 STOCK INCENTIVE PLAN
EX-10.2 RESTRICTED STOCK AWARD AGREEMENT
EX-10.3 RESTRICTED STOCK AWARD AGREEMENT
EX-10.4 RESTRICTED STOCK AWARD AGREEMENT
EX-10.5 STOCK OPTION AGREEMENT
STOCK OPTION AGREEMENT
EX-99.1 CEO CERTIFICATION
EX-99.2 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements are located behind the signature page of this report.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustment’s (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Commission for the year ended December 31, 2002.

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

We derive our revenues from franchise operations, which include an individual franchise fee, currently $35,000 per unit, in an identified territory, revenue sharing with franchisees, and 10% on-going royalties based on gross retail revenues to the franchisees’ customers, and advertising fees of 1% of revenues generated by its franchisees. We financed the purchase of three franchises in 2000 and 2001. During 2001 we wrote off $24,630 when two franchisees defaulted on their notes. We no longer provide financing terms for franchise fees.

We presently derive most of our revenue from initial franchise fees from the sale of individual franchises. We anticipate deriving additional revenues from the sale of regional and master franchises both in the United States and abroad. We now have one master franchise in Great Britain from which we receive $7,000 in franchise fees for each franchise awarded plus a flat monthly per-unit royalty ranging from $300 to $500 dependent on how long the master franchisee has been operating and the number of total units he has opened. We also anticipate that our revenues from ongoing royalties will rise as our individual franchisees establish and build their businesses. We believe that the sale of individual, regional and master franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country and international community where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. The Netspace franchise system was developed by Netvertise, Inc. (Netvertise). Netvertise is owned by substantially the same shareholders as is the Company. Netvertise expects to profit from the sale of products and services to the franchise owners who use the Netspace system and consumers who use Netspace products and services. The Company did not compensate Netvertise for the right to sell the Netspace franchise, and prior to October 20, 2001 there is no written agreement between the two companies. Effective October 20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide products and services to the Company’s franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, e-publishing and on-line file back up, sharing and storage.

The agreement also stipulates that Netvertise will provide its personnel, office space, facilities, and support services as requested by the Company. The cost of these services is to be reimbursed to Netvertise on a monthly basis. This agreement continues until the termination of the last Netfran franchise agreement.

We reimburse Netvertise for the costs it incurs in providing services and facilities to us pursuant to the agreement. For personnel which are shared between Netfran and Netvertise, a reasonable allocation is made by management of Netfran and Netvertise, currently Messrs. Krasnow and Steinberg, president and chief financial officer, respectively of both firms, based upon the relative time spent by each shared employee working on Netvertise matters or Netfran matters. We pay Netvertise $2,800 per month for use of office facilities, including rent, utilities, office furnishings and supplies and the expense of a shared receptionist and office manager which we believe is a fair allocation of such expenses. Messrs. Krasnow and Steinberg also allocate other shared expenses incurred by Netvertise on behalf of Netfran, such as insurance by estimating the cost of such items used by Netfran. Netfran pays directly and not through Netvertise its direct non-shared expenses such as advertising, travel, training and non-shared personnel.

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

REVENUE RECOGNITION

Revenues from the sale of master franchise agreements and individual franchises in the United States are generally recognized when payment of the full franchise fee is received and pursuant to the franchise agreement substantially all significant services to be provided by the Company have been performed. Interest on trade notes receivable is accrued and recorded as income when due. In situations where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collection is not reasonably certain, revenue is recognized on the cash method as amounts are collected. Interest on trade notes receivable, resulting from sales recorded on the cash method, is recorded when received.

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

MARKETING AND BUSINESS DEVELOPMENT MATERIALS

Under our franchise agreements we are required to utilize all marketing and business development materials fees received from our franchisees on advertising programs. As a result, we reflect a corresponding expense related to these marketing and business development materials costs as well as our own marketing efforts for our franchise program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

During the three months ended March 31, 2003 we sold one (1) franchise and derived initial franchise fee revenue of $35,000 compared to the sale of two (2) franchises in the three months ended March 31, 2002 and initial franchise fee revenue of $60,000. We also received franchise fees totaling $35,000 from our UK master franchisee on the sale of five (5) UK franchises for the three months ended March 31, 2003 compared to no franchise fees and zero (0) UK franchises sold for the three months ended March 31, 2002. Royalty and advertising fees received from our franchisees in the 2003 three-month period increased by $1,539 over the comparable fees received in the 2002 three-month period. The increase is attributable to the activities of a greater number of franchisees in 2003 compared to 2002 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. As a result, total revenues in the three-month period ended March 31, 2003 increased to $113,134 from $91,910 for the three-month period ended March 31, 2002. Costs and expenses were 2.64 times the total revenues in the 2003 and 2.05 times in the 2002 three-month periods. We decreased marketing related expenses such as advertising, travel, conventions and seminars in 2003. General and administrative expenses increased in 2003 due, in part, to the higher costs of operating as a company registered under the Act. Similarly, professional fees increased from $9,086 in the 2002 quarter to $31,227 in the 2003 quarter due primarily to the additional costs of operating a registered company. Furthermore, salaries and wages increases from $82,308 in the 2002 quarter to $167,483 in the 2003 quarter, primarily due to the issuance of 325,000 shares of restricted stock to employees valued at 25 cents per share.

As a result we incurred a net loss of $185,496 in the 2003 quarter compared to net loss of $96,267 in the 2002 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services requested from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

Cash used in operating activities was approximately $74 thousand for the three-month period ended March 31, 2003. This was primarily due to an increase in operating expenses offset by a decrease in notes and accounts receivable.

Cash used for investing activities was $1,695 for the three-month period ended March 31, 2003. The investment activity was the purchase of property and equipment.

There were no financing activities for the three month period ended March 31, 2003.

As of March 31, 2003 we owed Netvertise $72,959 on an open account with Netvertise which does not accrue interest or have a definite payment date. Prior to the distribution of our shares to Netvertise shareholders, Netvertise contributed $488,041 of our open account loans to our capital. On March 6, 2002, we borrowed $250,000 from Netvertise and issued to Netvertise a promissory note providing for repayment on March 6, 2004 with interest at 7%.

At March 31, 2003, we had shareholder equity of $241,908. for the period ended March 31, 2003, working capital (current assets less current liabilities) decreased to $487,817, primarily as a result of a decrease in cash and notes and accounts receivable.

Netvertise has no other obligation to support our capital requirements. We believe that we will have sufficient liquidity to meet our needs for the next twelve months based upon our expected expenses and funds on hand and expected from anticipated revenues from operations, including minimum royalties payable by our franchisees.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-QSB that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially form those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements included but are not limited to: (i) the continued growth of the U.S. and U.K. markets; (ii) continued positive economic climate in the U.S. and U.K.; (iii) competition in our existing lines of business; and (iv) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

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

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 11, 2003, pursuant to our 2003 Stock Incentive Plan, we granted to three executive/directors shares of restricted common stock. Each participant signed a restricted stock award agreement in connection with such grant. The awarded shares contain a restrictive legend restricting transfer without registration under the Securities Act of 1933 or an exemption therefrom.. Each such participant is an accredited investor under Regulation D. The grantees were:

Elliot Krasnow	200,000 shares
Robert Steinberg	100,000 shares
Dellray Lefevere	25,000 shares

ITEM 5. OTHER INFORMATION

On February 11, 2003 we adopted a 2003 Stock Incentive Plan and authorized the issuance of up to 600,000 shares of common stock as awards under the plan. We issued the following awards under the plan:

Restricted Stock:

Grantee	No. of Shares	Vesting Date	Performance Goals

Elliot Krasnow	200,000	February 11, 2003	None
Robert Steinberg	100,000	February 11, 2003	None
Dellray Lefevere	25,000	February 11, 2003	None

Non-Incentive Stock Options at an exercise price of $.25 per share:

Grantee	No. of Shares	Vesting Schedule	Term

Elliot Krasnow	40,000	1/3 each year	10 years
Robert Steinberg	40,000	1/3 each year	10 years
Richard Edking	5,000	1/3 each year	10 years
Ken Hare	5,000	1/3 each year	10 years

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	2003 Stock Incentive Plan
10.2	Restricted Stock Award Agreement dated February 11, 2003 – Elliot Krasnow.
10.3	Restricted Stock Award Agreement dated February 11, 2003 – Robert Steinberg.
10.4	Restricted Stock Award Agreement dated February 11, 2003 – Delray Lefevere.
10.5	Stock Option Agreement dated February 11, 2003 – Elliot Krasnow.
10.6	Stock Option Agreement dated February 11, 2003 – Robert Steinberg.
99.1	Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFRAN DEVELOPMENT CORP.

April 28, 2003	By:	/s/ Elliot Krasnow Elliot Krasnow (principal chief executive officer)

April 28, 2003	By:	/s/ Robert Steinberg Robert Steinberg, Treasurer (principal accounting and financial officer)

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

Date: April 28, 2003

s/Elliot Krasnow Elliot Krasnow Chief Executive Officer

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

Date: April 28, 2003

s/Robert Steinberg Robert Steinberg Chief Financial Officer

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

AND DECEMBER 31, 2002

NETFRAN DEVELOPMENT CORPORATION

MIAMI, FLORIDA

NETFRAN DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2003	2002

CURRENT ASSETS
Cash	$600,032	$675,408
Notes and accounts receivable, net	9,748	40,076
Prepaid expenses and other	22,442	25,677

Total current assets	632,222	741,161
PROPERTY AND EQUIPMENT – NET	4,091	3,515

Total assets	$636,313	$744,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Due to affiliate	$72,959	$61,490
Accounts payable and accrued expenses	71,446	87,032

Total current liabilities	144,405	148,522
LONG-TERM LIABILITIES
Note payable to affiliate	250,000	250,000

Total liabilities	394,405	398,522

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,698,826 and 3,373,826 shares issued or issuable and outstanding at March 31, 2003 and December 31, 2002	3,699	3,374
Paid-in capital	711,772	630,847
Accumulated deficit	(473,563)	(288,067)

Total stockholders’ equity	241,908	346,154

Total liabilities and stockholders’ equity	$636,313	$744,676

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)
	Three-month	Three-month
	period ended	period ended
	March 31,	March 31,
	2003	2002

REVENUES
Initial franchise, royalty, and advertising fees	$97,159	$77,621
Marketing and business development materials	15,222	13,159
Interest income	753	1,130

Total revenues	113,134	91,910

COSTS AND EXPENSES
Advertising	19,507	27,271
Conventions and seminars	3,276	5,158
Depreciation	404	585
Franchise materials	2,985	7,338
General and administrative	22,829	5,758
Interest expense	4,554	1,199
Licenses, permits, and taxes	7,344	5,354
Loss on disposal – fixed asset	625	—
Marketing and business development material	22,722	21,781
Overhead costs	8,400	8,400
Professional fees	31,227	9,086
Salaries and wages	167,483	82,308
Travel	7,274	13,939

Total costs and expenses	298,630	188,177

Loss before income taxes	(185,496)	(96,267)
PROVISION FOR INCOME TAXES	—	—

Net loss	(185,496)	(96,267)
ACCUMULATED DEFICIT, beginning of period	(288,067)	(258,592)

ACCUMULATED DEFICIT, end of period	$(473,563)	$(354,859)

LOSS PER COMMON SHARE:
BASIC LOSS PER COMMON SHARE	$(.05)	$(.03)

WEIGHTED AVERAGE COMMON SHARES	3,550,770	3,340,088

DILUTED LOSS PER COMMON SHARE	$(.05)	$(.03)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,550,770	3,340,088

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS

	(Unaudited)	(Unaudited)
	Three-month	Three-month
	period ended	period ended
	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$142,709	$183,953
Cash paid to suppliers and employees	(199,614)	(180,922)
Interest received	813	967
Interest paid	(17,679)	—
Taxes paid	—	—

Net cash (used in) provided by operating activities	(73,771)	3,998
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,605)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates	—	250,000

Net (decrease) increase in cash	(75,376)	253,998
CASH, beginning of period	675,408	306,014

CASH, end of period	$600,032	$560,012

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(185,496)	$(96,267)
Depreciation	404	585
Stock compensation	81,250	—
Loss on disposal of assets	625	—
Decrease in notes and accounts receivable	30,328	98,173
Decrease (increase) in prepaid expenses and other assets	3,235	(2,074)
Increase in due to affiliate	11,469	19,537
Decrease in accounts payable and accrued expenses	(15,586)	(10,956)
Decrease in refundable franchise fee deposits	—	(5,000)

Net cash (used in) provided by operating activities	$(73,771)	$3,998

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Netfran Development Corporation (the “Company”), as of March 31, 2003, and the results of its operations and cash flows for the periods ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company’s Form 10-KSB registration report for 2002 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-KSB registration report for the year ended December 31, 2002.

NOTE 2 — USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE

The Company had received notes from the sale of new franchises. These notes are collateralized by the rights to the related franchise territory sold, and bear interest at the market rates prevailing at the dates of the transactions.

Following is a summary of notes and accounts receivable:

	March 31, 2003	December 31, 2002

Note receivable	$2,150	$3,186
Accounts receivable	9,852	39,144

	12,002	42,330
Less allowance for doubtful accounts	2,254	2,254

	$9,748	$40,076

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE (CONTINUED)

Note receivable issued April 1, 2001 bears interest at 10% per annum, principal and interest of $368.90 is payable monthly, and matures September 2003. At March 31, 2003 and December 31, 2002, the unpaid principal balance was $2,150, and $3,186, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

At March 31, 2003 and December 31, 2002, property and equipment consisted of the following:

	March 31, 2003	December 31, 2002

Computer equipment	$6,263	$6,166
Less accumulated depreciation	(2,172)	(2,651)

	$4,091	$3,515

Depreciation expense charged to operations for the three-month periods ended March 31, 2003 and 2002, amounted to $404 and $585, respectively.

NOTE 5 — NOTE PAYABLE TO AFFILIATE

On March 6, 2002, Netvertise made a loan to the Company in the amount of $250,000 to fund operations. The note bears interest at 7% per year, payments of interest only on a quarterly basis, ballooning in two years.

During 2002, the Company did not make the required quarterly payments on the note and was in technical default. Netvertise advised the Company that it will not demand immediate payment on the note and had extended the due date on the past due interest to March 6, 2003. Prior to March 6, 2003, the past due interest had been paid in full.

NOTE 6 — COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK

The Company has experienced credit risk in connection with its bank accounts. At various times during the year, it maintained deposits with financial institutions in excess of amounts insured by the FDIC. The exposure to the Company is solely dependent on daily bank balances and the financial strength of the respective institutions.

The Company sells Netspace franchises. Netspace provides Internet web design, hosting, updating, and related services to businesses and individuals. The Netspace system was developed by Netvertise, Inc. (“Netvertise”), a related company. Netvertise is related to the Company, as they both have the same ownership.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES WITH OFF-BALANCE SHEET RISK (CONTINUED)

The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. Netvertise expects to profit from the sale of services to the ultimate users of the Netspace system. The Company did not compensate Netvertise for the right to sell the franchise. The Company and Netvertise have a written agreement whereas Netvertise provides services to the Company’s franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, and e-publishing. The agreement also stipulates that Netvertise will provide its personnel, office space, facilities, and support services as may be requested by the Company. The costs of these services are to be reimbursed to Netvertise on a monthly basis. This agreement continues until the termination of the last Netfran franchise agreement.

NOTE 7 — LOSS PER SHARE

Basic earnings (loss) per share (“EPS”) was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three-month period ending March 31, 2003, 90,000 stock options have been excluded from diluted weighted average shares as the net loss for the period would cause the incremental shares to be anti-dilutive. For the three-month period ended March 31, 2002, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS.

The following is the calculation of earnings per share:

	Three-month	Three-month
	period ended	period ended
	March 31,	March 31,
	2003	2002

Basic loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(185,496)	$(96,267)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(185,496)	$(96,267)

Denominator
Weighted average common shares	3,550,770	3,340,088

Basic EPS	$(.05)	$(.03)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — LOSS PER SHARE (CONTINUED)

	Three-month	Three-month
	period ended	period ended
	March 31,	March 31,
	2003	2002

Diluted loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(185,496)	$(96,267)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(185,496)	$(96,267)

Denominator
Weighted average common shares	3,550,770	3,340,088

Diluted EPS	$(.05)	$(.03)

NOTE 8 — INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE

For the three-month period ended March 31, 2003, all franchise fee sales were derived from initial franchise fees for individual franchise sales, re-sale of an individual franchise, and sales of individual franchises in the United Kingdom that were derived from a master franchise agreement. For the three-month period ended March 31, 2002, all franchise fee revenue was derived from initial franchise fees for individual franchise sales. When an individual franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise. Any additional services required by the franchisee are provided by Netvertise, Inc. At March 31, 2003 and 2002, the Company had substantially provided all necessary training and support services to existing franchisees.

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

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — STOCK INCENTIVE PLAN

In 2003, the Company established a Stock Incentive Plan (“Stock Plan”), which provides eligible employees, consultants, and non-employee directors of the Company and its affiliates, stock-based incentives in the Company thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain, and reward such individuals. Under the Stock Plan, a maximum of 600,000 shares may be awarded. The options awarded are subject to an option term determined by a Committee. However, no option shall be exercisable more than ten years after the date of grant. Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at grant.

On February 11, 2003, the Company granted 325,000 shares of restricted stock, in accordance with the Stock Plan to three of its officers. This restricted stock had a fair value of 25 cents per share and was recorded as compensation for the three-month period ended March 31, 2003. This restricted stock was fully vested on February 11, 2003. In the event the participant engages in detrimental activity as defined in the Stock Plan prior to, or during the one-year period after vesting of the restricted stock, the Committee may direct (at any time within two years thereafter) that the participant shall pay over to Netfran an amount equal to the fair market value at the time of vesting of any restricted stock which had vested in the period referred to above.

Furthermore, in accordance with the Stock Plan, the Company granted 90,000 stock options as follows:

Grantee	No. of Shares		Vesting Schedules	Term	Price

Two Officers Non-Officers	80,000 10,000	1/3 each year 1/3 each year		10 years 10 years	$.25 $.25