Form 10QSB
period 2003-06-30
NETFRAN DEVELOPMENT CORP
filed 2003-08-15
CIK 1145254

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2003

Commission File No. 0-50051

NETFRAN DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0983277

(State of incorporation)	(Employer Identification No.)

2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180

(Address of principal executive offices)

(305) 931-4000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,698,826 shares as of August 13, 2003.

Transitional Small Business Format: No

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements are located behind the signature page of this report.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K-SB filed with the Commission for the year ended December 31, 2002.

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

We derive our revenues from franchise operations, which include an individual franchise fee, currently $39,500 per unit, in an identified territory, revenue sharing with franchisees, and 10% on-going royalties based on gross retail revenues to the franchisees’ customers, and advertising fees of 1% of revenues generated by its franchisees. We financed the purchase of three franchises in 2000 and 2001. During 2001 we wrote off $24,630 when two franchisees defaulted on their notes. We no longer provide financing terms for franchise fees.

We presently derive most of our revenue from initial franchise fees from the sale of individual franchises. We anticipate deriving additional revenues from the sale of regional and master franchises both in the United States and abroad. We now have one master franchise in Great Britain from which we receive $7,000 in franchise fees for each franchise awarded plus a flat monthly per-unit royalty ranging from a minimum of $100 in 2003 and $300 to $500 thereafter dependent on how long the master franchisee has been operating and the number of total units he has opened. We also anticipate that our revenues from ongoing royalties will rise as our individual franchisees establish and build their businesses. We believe that the sale of individual, regional and master franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country and international community where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

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

On July 21, 2003 we signed a letter of intent with Exselis Corporation, LLC to distribute our products through a channel of recruited independent Xerox sales agents who will be offered an opportunity to become Netspace® franchisees. Exselis will provide to the Xerox sales representatives a suite of business solutions, that includes Netspace® web solutions, to offer to their customers. Initiation of this program is subject to execution of a definitive agreement. We anticipate that this program will provide us with a widespread, professionally trained and experienced force in the market space that we expect will affect our sales positively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

During the three months ended June 30, 2003 we sold one (1) U.S. franchise and three (3) U.K. franchises compared to the sale of eleven (11) U.S. franchises and zero (0) U.K. franchises sold in the three months ended June 30, 2002. In the latter three months we had Initial franchise fees, royalty and advertising fees in the amount of $76,688 compared with fees in the amount of $359,832 for the three months ended June 30, 2002. While royalty revenues increased, the decrease in overall operating revenues was attributed to problems in our sales process that we have addressed and corrected, as well as our focus on building the UK franchise system, and developing strategic growth initiatives that have more of a long-term impact on us. The increase in royalty revenue is attributable to the activities of a greater number of franchisees in 2003 compared to 2002 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. Although costs and expenses declined in absolute dollars they were 2.36 times the total revenues in the 2003 compared with .76 times in the 2002 three-month periods. We decreased marketing related expenses such as advertising, conventions and seminars and marketing and business development materials in 2003. General and administrative expenses increased in 2003 due, in part, to the higher costs of operating as a company registered under the Act. Similarly, accounting and legal fees increased from $3,710 in the 2002 quarter to $30,841 in the 2003 quarter due primarily to the additional costs of operating a registered company. Salaries and wages decreased from $162,395 to

$82,281 as a result of a reduction in sales force and from reduced sales commissions to our existing sales force.

As a result we incurred a net loss of $120,825 in the 2003 quarter compared to net income of $93,231 in the 2002 quarter.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

During the six months ended June 30, 2003 we sold two (2) U.S. franchise and eight (8) U.K. franchises compared to the sale of thirteen (13) U.S. franchises and zero (0) U.K. franchises sold in the six months ended June 30, 2002. In the latter six months we had Initial franchise fees, royalty and advertising fees in the amount of $173,847 compared with fees in the amount of $437,453 for the six months ended June 30, 2002. While royalty revenues increased, the decrease in overall operating revenues was attributed to problems in our sales process that we have addressed and corrected, as well as our focus on building the UK franchise system, and developing strategic growth initiatives that have more of a long-term impact on us. The increase in royalty revenue is attributable to the activities of a greater number of franchisees in 2003 compared to 2002 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. Costs and expenses were 2.52 times the total revenues in the 2003 compared with 1.01 times in the 2002 six-month periods. We decreased marketing related expenses such as advertising, conventions and seminars and marketing and business development materials in 2003. General and administrative expenses increased in 2003 due, in part, to the higher costs of operating as a company registered under the Act. Similarly, accounting and legal fees increased from $12,796 in the 2002 period to $62,068 in the 2003 six-month period due primarily to the additional costs of operating a registered company. Salaries and wages were $294,764 and $244,703 for the six month periods ended June 30, 2003 and 2002, respectively. Included in June 30, 2003 salaries and wages was the issuance of 325,000 shares of restricted stock to employees valued at 25 cents per share. This restricted stock was issued during the first quarter of 2003.

As a result we incurred a net loss of $306,321 in the 2003 six-month period compared to net loss of $3,036 in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services requested from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

Cash used in operating activities was approximately $161,300 for the six month period ended June 30, 2003. This was primarily due to a decrease in franchise sales revenue offset by a decrease in notes and accounts receivable, a decrease in prepaid expenses and increase in due from affiliate.

Cash used for investing activities was $1,605 for the six-month period ended June 30, 2003. This was solely attributable to the purchase of property and equipment.

There were no financing activities for the six month period ended June 30, 2003.

Prior to the distribution of our shares to Netvertise shareholders, Netvertise contributed $488,041 of our open account loans to our capital. On March 6, 2002, we borrowed $250,000 from Netvertise and issued to Netvertise a promissory note providing for repayment on March 6, 2004 with interest at 7%. On June 30, 2003 Netvertise agreed to extend and amend the note. The new note is in the amount of $333,985, which is comprised of the principal balance from the previous note, plus $83,985 of an open trade account with Netvertise that was non-interest bearing. The new note is due and payable with accrued interest on March 6, 2006.

Netvertise has no other obligation to support our capital requirements. We believe that we will have sufficient liquidity to meet our needs for the next twelve months based upon our expected expenses and funds on hand and expected from anticipated revenues from operations, including minimum royalties payable by our franchisees.

On July 22, 2003 we signed an agreement with Strategica Management LLC, an investment banking and consulting firm, under which Strategica will be issued 668,018 shares of our common stock. These shares will initially be restricted and held in escrow by the Company and may be repurchased by Netfran at a price of $.0001 per share to the extent Strategica is not instrumental in providing up to $10,000,000 in value to the company. The value accretion is to be achieved through various transactions that may include, at our election, mergers, acquisitions, financing, new customers or other value building transactions.

Forward Looking Statements

From time to time, we make statements about our future results in this Form 10-QSB that may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those in the forward looking statements including, but not limited to: (i) the continued growth of the U.S. and U.K. markets;(ii) continued positive economic climate in the U.S. and the U.K.; (iii) competition in our existing lines of business; and (iv) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFRAN DEVELOPMENT CORP.

August 13, 2003	By: s/ Elliot Krasnow

Elliot Krasnow (principal chief executive officer)

August 13, 2003	By: s/ Robert Steinberg

Robert Steinberg, Treasurer (principal accounting and financial officer)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

AND DECEMBER 31, 2002

NETFRAN DEVELOPMENT CORPORATION

MIAMI, FLORIDA

NETFRAN DEVELOPMENT CORPORATION

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS
Cash	$512,418	$675,408
Notes and accounts receivable, net	8,711	40,076
Prepaid expenses and other	12,874	25,677

Total current assets	534,003	741,161

PROPERTY AND EQUIPMENT — NET	3,686	3,515

Total assets	$537,689	$744,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,621	$87,032
Due to affiliate	—	61,490

Total current liabilities	82,621	148,522

LONG-TERM LIABILITIES
Note payable to affiliate	333,985	250,000

Total liabilities	416,606	398,522

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,698,826 and 3,373,826 shares issued or issuable and outstanding at June 30, 2003 and December 31, 2002	3,699	3,374
Paid-in capital	711,772	630,847
Accumulated deficit	(594,388)	(288,067)

Total stockholders’ equity	121,083	346,154

Total liabilities and stockholders’ equity	$537,689	$744,676

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)
	Six-month	Six-month
	period ended	period ended
	June 30,	June 30,
	2003	2002

REVENUES
Initial franchise, royalty, and advertising fees	$173,847	$437,453
Marketing and business development materials	26,569	35,223
Interest income	1,333	2,553

Total revenues	201,749	475,229

COSTS AND EXPENSES
Advertising	42,340	56,856
Conventions and seminars	5,776	9,328
Depreciation	809	1,170
Franchise materials	5,957	24,818
General and administrative	34,815	15,476
Interest expense	9,049	5,610
Licenses, permits, and taxes	19,423	14,865
Loss on disposal of assets	625	—
Marketing and business development materials	37,069	52,845
Overhead costs	16,800	16,800
Professional fees	62,068	12,796
Salaries and wages	249,764	244,703
Travel	23,575	22,998

Total costs and expenses	508,070	478,265

Loss before income taxes	(306,321)	(3,036)

PROVISION FOR INCOME TAXES	—	—

Net loss	(306,321)	(3,036)

ACCUMULATED DEFICIT, beginning of period	(288,067)	(258,592)

ACCUMULATED DEFICIT, end of period	$(594,388)	$(261,628)

LOSS PER COMMON SHARE:

BASIC LOSS PER COMMON SHARE	$(.08)	$(.00)

WEIGHTED AVERAGE COMMON SHARES	3,625,207	3,340,088

DILUTED LOSS PER COMMON SHARE	$(.08)	$(00)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,625,207	3,340,088

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)
	Three-month	Three-month
	period ended	period ended
	June 30,	June 30,
	2003	2002

REVENUES
Initial franchise, royalty, and advertising fees	$76,688	$359,832
Marketing and business development materials	11,347	22,064
Interest income	580	1,423

Total revenues	88,615	383,319

COSTS AND EXPENSES
Advertising	22,833	29,585
Conventions and seminars	2,500	4,170
Depreciation	405	585
Franchise materials	2,972	17,480
General and administrative	11,986	9,718
Interest expense	4,495	4,411
Licenses, permits, and taxes	12,079	9,511
Marketing and business development materials	14,347	31,064
Overhead costs	8,400	8,400
Professional fees	30,841	3,710
Salaries and wages	82,281	162,395
Travel	16,301	9,059

Total costs and expenses	209,440	290,088

(Loss) income before income taxes	(120,825)	93,231

PROVISION FOR INCOME TAXES	—	—

Net (loss) income	(120,825)	93,231

ACCUMULATED DEFICIT, beginning of period	(473,563)	(354,859)

ACCUMULATED DEFICIT, end of period	$(594,388)	$(261,628)

(LOSS) EARNINGS PER COMMON SHARE:

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(.03)	$.03

WEIGHTED AVERAGE COMMON SHARES	3,698,826	3,340,088

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(.03)	$.03

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,698,826	3,340,088

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS

	(Unaudited)	(Unaudited)
	Six-month	Six-month
	period ended	period ended
	June 30,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$231,781	$480,616
Cash paid to suppliers and employees	(376,803)	(431,401)
Interest received	1,436	2,380
Interest paid	(17,799)	—

Net cash (used in) provided by operating activities	(161,385)	51,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,605)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliate	—	250,000

Net (decrease) increase in cash	(162,990)	301,595

CASH, beginning of period	675,408	306,014

CASH, end of period	$512,418	$607,609

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(306,321)	$(3,036)
Depreciation	809	1,170
Stock compensation	81,250	—
Loss on disposal of assets	625	—
Decrease in notes and accounts receivable	31,365	12,940
Decrease in prepaid expenses and other assets	12,803	3,505
Increase in due to affiliate	22,495	28,300
(Decrease) increase in accounts payable and accrued expenses	(4,411)	13,716
Decrease in refundable franchise fee deposits	—	(5,000)

Net cash (used in) provided by operating activities	$(161,385)	$51,595

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On June 30, 2003, the Company amended and extended its note payable to Netvertise. As part of the amendment, the note payable was increased by $83,985, which represented the balance of the due to affiliate.

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Netfran Development Corporation (the “Company”), as of June 30, 2003, and the results of its operations and cash flows for the periods ended June 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company’s Form 10-KSB registration report for 2002 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-KSB registration report for the year ended December 31, 2002.

NOTE 2 -	USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 -	NOTES AND ACCOUNTS RECEIVABLE
The Company had received notes from the sale of new franchises. These notes are collateralized by the rights to the related franchise territory sold, and bear interest at the market rates prevailing at the dates of the transactions.

Following is a summary of notes and accounts receivable:

	June 30, 2003	December 31, 2002

Note receivable	$1,088	$3,186
Accounts receivable	9,877	39,144

	10,965	42,330
Less allowance for doubtful accounts	2,254	2,254

	$8,711	$40,076

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -	NOTES AND ACCOUNTS RECEIVABLE (CONTINUED) Note receivable issued April 1, 2001 bears interest at 10% per annum, principal and interest of $368.90 is payable monthly, and matures September 2003. At June 30, 2003 and December 31, 2002, the unpaid principal balance was $1,088 and $3,186, respectively.

NOTE 4 -	PROPERTY AND EQUIPMENT At June 30, 2003 and December 31, 2002, property and equipment consisted of the following:

	June 30, 2003	December 31, 2002

Computer equipment	$6,263	$6,166
Less accumulated depreciation	(2,577)	(2,651)

	$3,686	$3,515

Depreciation expense charged to operations for the six-month periods ended June 30, 2003 and 2002, amounted to $809 and $1,170, respectively.

NOTE 5 -	NOTE PAYABLE TO AFFILIATE
On March 6, 2002, Netvertise made a loan to the Company in the amount of $250,000 to fund operations. The note bears interest at 7% per year, payments of interest-only on a quarterly basis, ballooning in two years.

During 2002, the Company did not make the required quarterly payments on the note and was in technical default. Netvertise advised the Company that it will not demand immediate payment on the note and had extended the due date on the past due interest to March 6, 2003. Prior to March 6, 2003, the past due interest had been paid in full.

On June 30, 2003, the note payable to Netvertise was amended and extended. The new note is in the amount of $333,985, which represents the original principal balance plus $83,985, which represented the balance of the due to affiliate. The due to affiliate was an open account with Netvertise that did not bear interest. The amended note bears interest at 7% per year, payments of interest-only on a quarterly basis, ballooning on March 6, 2004.

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

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 7 -	INCOME (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For the six-month period ending June 30, 2003, 90,000 stock options have been excluded from diluted weighted average shares as the net loss for the period would cause the incremental shares to be anti-dilutive. For the six-month period ended June 30, 2002, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS.

The following is the calculation of earnings per share:

	Six-month	Six-month
	period ended	period ended
	June 30,	June 30,
	2003	2002

Basic loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(306,321)	$(3,036)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(306,321)	$(3,036)

Denominator
Weighted average common shares	3,625,207	3,340,088

Basic EPS	$(.08)	$(.00)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 -	LOSS PER SHARE (CONTINUED)

	Six-month	Six-month
	period ended	period ended
	June 30,	June 30,
	2003	2002

Diluted loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(306,321)	$(3,036)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(306,321)	$(3,036)

Denominator
Weighted average common shares	3,625,207	3,340,088

Diluted EPS	$(.08)	$(.00)

	Three-month	Three-month
	period ended	period ended
	June 30,	June 30,
	2003	2002

Basic (loss) income per common share:
Numerator
Net (loss) income before extraordinary items applicable to common stockholders	$(120,825)	$93,231
Extraordinary items, net	—	—

(Loss) income applicable to common stockholders	$(120,825)	93,231

Denominator
Weighted average common shares	3,698,826	3,340,088

Basic EPS	$(.03)	$.03

	Three-month	Three-month
	period ended	period ended
	June 30,	June 30,
	2003	2002

Diluted (loss) income per common share:
Numerator
Net (loss) income before extraordinary items applicable to common stockholders	$(120,825)	$93,231
Extraordinary items, net	—	—

(Loss) income applicable to common stockholders	$(120,825)	$93,231

Denominator
Weighted average common shares	3,698,826	3,340,088

Diluted EPS	$(.03)	$.03

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 -	INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE
For the six- and three-month periods ended June 30, 2003, all franchise fee sales were derived from initial franchise fees for individual franchise sales, re-sale of an individual franchise, and sales of individual franchises in the United Kingdom that were derived from a master franchise agreement. For the three- and six-month periods ended June 30, 2002, all franchise fee revenue was derived from initial franchise fees for individual franchise sales. When an individual franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise. Any additional services required by the franchisee are provided by Netvertise, Inc. At June 30, 2003 and 2002, the Company had substantially provided all necessary training and support services to existing franchisees.

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

NOTE 9 -	STOCK INCENTIVE PLAN
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

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 -	STOCK INCENTIVE PLAN (CONTINUED)
This restricted stock was fully vested on February 11, 2003. In the event the participant engages in detrimental activity as defined in the Stock Plan prior to, or during the one-year period after vesting of the restricted stock, the Committee may direct (at any time within two years thereafter) that the participant shall pay over to Netfran an amount equal to the fair market value at the time of vesting of any restricted stock, which had vested in the period referred to above.

Furthermore, in accordance with the Stock Plan, the Company granted 90,000 stock options as follows:

Grantee	No. of Shares	Vesting Schedules	Term	Price

Two Officers	80,000	1/3 each year	10 years	$.25
Non-Officers	10,000	1/3 each year	10 years	$.25

NOTE 10 -	SUBSEQUENT EVENT
On July 22, 2003, the Company entered into a three-year agreement with Strategica Management LLC (“SM”). SM is to provide financial advisory services that would include endeavoring to arrange or provide up to $10 million in value to the Company by arranging financing, merger & acquisition transactions, obtaining customers, or other transactions that may be identified by SM and proposed to the Company. As part of the agreement, SM shall receive $5,000 and will be issued in escrow, 20% of the equity shares of the Company’s stock that is issued and outstanding. SM or any of its affiliates are not allowed to acquire any additional equity shares without the consent of the Board of Directors of the Company for a ten-year period. Subject to provisions of the agreement, SM’s equity shares are subject to repurchase by the Company at a price of $.0001 per share, to the extent that the Company has not received $10 million in value during the term of the agreement. The Company’s repurchase right shall expire at 5% of such shares for each $500,000 of value created by SM during the term of the agreement. Once the Company has received value of $1,000,000 or more, the Company shall enter into an advisory services agreement with SM and shall be paying SM $3,000 per month for the balance of the initial term of the agreement. As part of the advisory service agreement, the Company shall pay to SM at the closing of each transaction (i) 3% of the gross amount of any senior debt (ii) 4% of the gross amount of any mezzanine debt or subordinated debt (iii) 6% of the gross amount of any equity, and (iv) 6% of the value of any merger, acquisition, bulk asset sale, control block stock sale, divestiture, or other similar transaction.