Form 10QSB
period 2003-09-30
NETFRAN DEVELOPMENT CORP
filed 2003-11-18
CIK 1145254

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2003

Commission File No. 0-50051

NETFRAN DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0983277

(State of incorporation)	(Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,844 shares as of October 30, 2003.

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

We derive our revenues from franchise operations, which include an individual franchise fee, currently $39,500 per unit, in an identified territory a regional director franchise fee, currently $100000, revenue sharing with franchisees, and 10% on-going royalties based on gross retail revenues to the franchisees’ customers, and advertising fees of 1% of revenues generated by its franchisees.

We presently derive most of our revenue from initial franchise fees from the sale of individual and regional director franchises. We now have one master franchise in Great Britain from which we receive approximately $7,000 in franchise fees for each franchise awarded plus a flat monthly per-unit royalty ranging from $300 to $500 dependent on how long the master franchisee has been operating and the number of total units he has opened. On November 5, 2003 we awarded our first U.S. Regional Director Agreement covering the states Colorado, New Mexico, Arizona, Nevada, Idaho, Montana and Wyoming. The agreement requires a regional director to develop a minimum number of Netspace® franchises in his or her designated region. The regional director generally receives compensation equal to seventy percent (70%) of the initial franchise fee plus fifty percent (50%) of the minimum royalty and five percent (5%) of franchisee gross revenue above the minimum royalty from all Netspace® franchises in his or her exclusive region. We also anticipate that our revenues from ongoing royalties will rise as our individual franchisees establish and build their businesses. We believe that the sale of individual, regional and master franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country and international community where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. The Netspace franchise system was developed by Netvertise,Inc. (Netvertise). Netvertise is owned by substantially the same shareholders as is the Company. Netvertise expects to profit from the sale of products and services to the franchise owners who use the Netspace system and consumers who use Netspace products and services. The Company did not compensate Netvertise for the right to sell the Netspace franchise, and prior to October 20, 2001 there is no written agreement between the two companies. Effective October 20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide products and services to the Company’s franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, e-publishing and on-line file back up, sharing and storage.

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

We had previously reported the signing of a letter of intent with Exselis Corporation, LLC to distribute our products through a channel of recruited independent Xerox sales agents who were to have been offered an opportunity to become Netspace® franchisees. The definitive agreement, however, could not be worked out and the program has not been implemented.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

During the three months ended September 30, 2003 we sold two (2) U.S. franchise and three (3) U.K. franchises compared to the sale of three (3) U.S. franchises and zero (0) U.K. franchises sold in the three months ended September 30, 2002 (although we did sell our master franchise in the U.K. during the three months ended September 30, 2002). In the latter three months we had Initial franchise fees, royalty and advertising fees in the amount of $127,220 compared with fees in the amount of $119,017 for the three months ended September 30, 2002. Royalty revenues increased, the increase being attributable to the activities of a greater number of franchisees in 2003 compared to 2002 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. Revenues from marketing and business development materials declined due to fewer orders of collateral sales and marketing materials from franchisees in the current quarter. Costs and expenses declined in absolute dollars. They were 1.24 times the total revenues in the 2003 three month period compared with 1.54 times in the 2002 three-month period. We decreased marketing related expenses such as advertising, conventions and seminars and marketing and business development materials in 2003. Accounting and legal fees increased from $7,537 in the 2002 quarter to $14,745 in the 2003 quarter due primarily to the additional costs of operating a registered company. Salaries and wages increased from $69,563 to $90,129 as a result of increased franchise sales commissions resulting from a change in the manner in which Franchisee candidates are recruited and approved. We now utilize outside consultants who bring to us many more qualified candidates and who are compensated by the payment of additional commissions. We feel that the higher number of more qualified candidates will more than offset the increased commission expenditure.

As a result we incurred a net loss of $34,664 in the 2003 quarter compared to a loss of $78,975 in the 2002 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

During the nine months ended September 30, 2003 we sold four (4) U.S. franchise and twelve (12) U.K. franchises compared to the sale of sixteen (16) U.S. franchises and zero (0) U.K. franchises sold in the nine months ended September 30, 2002 with the exception of our U.K. master franchise sold in that nine (9) month period. In the latter nine months we had Initial franchise fees, royalty and advertising fees in the amount of $301,067 compared with fees in the amount of $556,470 for the nine months ended September 30, 2002. While royalty revenues increased, the decrease in overall operating revenues was attributed to problems in our sales process that we have addressed and corrected, as well as our focus on building the UK franchise system, and developing strategic growth initiatives that have more of a long-term impact on us. The increase in royalty revenue is attributable to the activities of a greater number of franchisees in 2003 compared to 2002 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. Costs and expenses were 1.99 times the total revenues in the 2003 compared with 1.09 times in the 2002 nine-

month periods. We decreased marketing related expenses such as advertising, conventions and seminars and marketing and business development materials in 2003. General and administrative expenses increased in 2003 due, in part, to the higher costs of operating as a company registered under the Act. Taxes and licenses increased due to a reclassification of payroll taxes by our auditors. Similarly, accounting and legal fees increased from $15,393 in the 2002 period to $76,813 in the 2003 nine-month period due primarily to the additional costs of operating as a registered reporting company. Salaries and wages were $339,893 and $243,556 for the nine-month periods ended September 30, 3003 and 2002, respectively. Included in September 30, 2003 salaries and wages was the issuance of 325,000 shares of restricted stock to employees valued at 25 cents per share. This restricted stock was issued during the first quarter of 2003.

As a result we incurred a net loss of $340,985 in the 2003 nine-month period compared to net loss of $57,292 in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services requested from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

Cash used in operating activities was approximately $207,000 for the nine-month period ended September 30, 2003. This was primarily due to a decrease in franchise sales revenue, a decrease in prepaid expenses of $13,781, an increase in due to affiliate of $30,450, and an increase in accounts payable and accrued expenses of $9,081.

Cash used for investing activities was $1,745 for the nine-month period ended September 30, 2003. This was attributable to the purchase of property and equipment of approximately $1,600 and employee and franchisee advances of $140.

The were no financing activities for the nine month period ended September 30, 2003.

Prior to the distribution of our shares to Netvertise shareholders, Netvertise contributed $488,041 of our open account loans to our capital. On March 6, 2002, we borrowed $250,000 from Netvertise and issued to Netvertise a promissory note providing for repayment on March 6, 2004 with interest at 7%. On June 30, 2003 Netvertise agreed to extend and amend the note. The new note is in the amount of $333,985, which is comprised of the principal balance from the previous note, plus $83,985 of an open trade account with Netvertise that was non-interest bearing. The new note bears interest at 7%. Interest is compounded annually and principal and unpaid interest are due at maturity on March 6, 2006.

Netvertise has no other obligation to support our capital requirements. We believe that we will have sufficient liquidity to meet our needs for the next twelve months based upon our expected expenses and funds on hand and expected from anticipated revenues from operations, including minimum royalties payable by our franchisees.

On July 22, 2003 we signed an agreement with Strategica Management LLC, an investment banking and consulting firm, under which Strategica will be awarded shares of stock in the company equal to 20 percent of the shares issued and outstanding. These shares will initially be restricted and held in escrow by the Company and may be repurchased at a price of $.0001 per share, to the extent Strategica is not instrumental in providing up to $10,000,000 in value to the company within 36 months. The value accretion is to be achieved through various transactions that may include, at our election, mergers, acquisitions, financing, new customers or other value building transactions.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of September 30, 2003, based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to a letter agreement dated as of July 22, 2003, Registrant has engaged Stategica Management LLC of Miami, Florida to provide advisory services designed to generate at least $10 million of value to Netfran over the next three years. Such value may be in the form of funding, acquisition transactions, or other business transactions identified by Strategica. In connection with the agreement, Registrant issued 668,018 shares of its common stock to Strategica which shares are to be held in escrow. Since there can be no assurance of any level of value being received by Registrant from such engagement, Registrant has the option to repurchase such shares at $.0001 per share to the extent that $10 million of value, as defined in the agreement, has not been provided by Strategica during the term of the engagement. The foregoing description does not set forth the complete terms of the agreement between Registrant and Strategica and interested parties should refer to the agreement which has filed as an exhibit to Registrant’s Form 8-K filed August 14, 2003.

ITEM 4. SUBMISSSION OF MATTERS TO VOTE OF SECUTIY HOLDERS

Registrant held its Annual Meeting of Stockholders on August 29, 2003. The three nominees of the Board of Directors were unopposed and were elected as directors and the 2003 Stock Incentive Plan was approved. The following sets forth the results of the voting:

		Votes Against	Abstentions and
Item	Votes For	or Withheld	Broker non-votes

Election of Directors	952,977	3,000
Approval of 2003 Stock Incentive Plan	911,277	14,000	30,500

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On August 11, 2003 Registrant filed Form 8-K reporting the agreement with Strategica Management LLC on Items 5 and 7.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFRAN DEVELOPMENT CORP.

November 13, 2003	By: /s/ Elliot Krasnow

Elliot Krasnow, President (principal chief executive officer)

November 13, 2003	By: /s/ Robert Steinberg

Robert Steinberg, Treasurer (principal accounting and financial officer)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

AND DECEMBER 31, 2002

NETFRAN DEVELOPMENT CORPORATION

MIAMI, FLORIDA

NETFRAN DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$466,647	$675,408
Notes and accounts receivable, net	42,507	40,076
Prepaid expenses and other	12,036	25,677

Total current assets	521,190	741,161
PROPERTY AND EQUIPMENT – NET	3,282	3,515

Total assets	$524,472	$744,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$96,113	$87,032
Due to affiliate	7,955	61,490

Total current liabilities	104,068	148,522
LONG-TERM LIABILITIES
Note payable to affiliate	333,985	250,000

Total liabilities	438,053	398,522

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,698,826 and 3,373,826 shares issued or issuable and outstanding at September 30, 2003 and December 31, 2002	3,699	3,374
Paid-in capital	711,772	630,847
Accumulated deficit	(629,052)	(288,067)

Total stockholders’ equity	86,419	346,154

Total liabilities and stockholders’ equity	$524,472	$744,676

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)
	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2003	2002

REVENUES
Initial franchise, royalty, and advertising fees	$301,067	$556,470
Marketing and business development materials	34,692	55,070
Interest income	1,664	4,078
Other income	6,731	5,000

Total revenues	344,154	620,618

COSTS AND EXPENSES
Advertising	58,207	164,977
Conventions and seminars	8,276	20,344
Depreciation	1,213	1,170
General and administrative	49,322	32,454
Interest expense	14,913	9,985
Licenses, permits, and taxes	25,562	4,200
Loss on disposal of assets	625	—
Marketing and business development materials	50,182	55,070
Overhead costs	25,200	25,200
Professional fees	76,813	15,393
Salaries and wages	339,893	243,556
Training materials	6,868	67,709
Travel	28,065	37,852

Total costs and expenses	685,139	677,910

Loss before income taxes	(340,985)	(57,292)
PROVISION FOR INCOME TAXES	—	—

Net loss	(340,985)	(57,292)
ACCUMULATED DEFICIT, beginning of period	(288,067)	(258,592)

ACCUMULATED DEFICIT, end of period	$(629,052)	$(315,884)

LOSS PER COMMON SHARE:
BASIC LOSS PER COMMON SHARE	$(.09)	$(.02)

WEIGHTED AVERAGE COMMON SHARES	3,650,016	3,340,088

DILUTED LOSS PER COMMON SHARE	$(.09)	$(.02)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,650,016	3,340,088

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)
	Three-month	Three-month
	period ended	period ended
	September 30,	September 30,
	2003	2002

REVENUES
Initial franchise, royalty, and advertising fees	$127,220	$119,017
Marketing and business development materials	8,123	19,848
Interest	331	1,525
Other income	6,731	5,000

Total revenues	142,405	145,390

COSTS AND EXPENSES
Advertising	15,867	51,320
Conventions and seminars	2,500	11,016
Depreciation	404	—
General and administrative	14,507	19,342
Interest expense	5,864	4,375
Licenses, permits, and taxes	6,139	—
Marketing and business development materials	13,113	19,848
Overhead costs	8,400	8,400
Professional fees	14,745	7,537
Salaries and wages	90,129	69,563
Training materials	911	27,077
Travel	4,490	5,887

Total costs and expenses	177,069	224,365

Loss before income taxes	(34,664)	(78,975)
PROVISION FOR INCOME TAXES	—	—

Net loss	(34,664)	(78,975)
ACCUMULATED DEFICIT, beginning of period	(594,388)	(236,909)

ACCUMULATED DEFICIT, end of period	$(629,052)	$(315,884)

LOSS PER COMMON SHARE:
BASIC LOSS PER COMMON SHARE	$(.01)	$(.02)

WEIGHTED AVERAGE COMMON SHARES	3,698,826	3,340,088

DILUTED LOSS PER COMMON SHARE	$(.01)	$(.02)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,698,826	3,340,088

The accompanying notes to the condensed financial statements are an integral part of these statements.

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS

	(Unaudited)	(Unaudited)
	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$333,328	$720,075
Cash paid to suppliers and employees	(524,374)	(635,248)
Interest received	1,848	3,886
Interest paid	(17,818)	—

Net cash (used in) provided by operating activities	(207,016)	88,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to employees and franchisees, net	(140)	(643)
Purchases of property and equipment	(1,605)	—

Net cash used in investing activities	(1,745)	(643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliate	—	250,000

Net (decrease) increase in cash	(208,761)	338,070
CASH, beginning of period	675,408	306,014

CASH, end of period	$466,647	$644,084

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(340,985)	$(57,292)
Depreciation	1,213	1,170
Stock compensation	81,250	—
Loss on disposal of assets	625	—
(Increase) decrease in notes and accounts receivable	(2,431)	98,535
Decrease in prepaid expenses and other assets	13,781	4,213
Increase in due to affiliate	30,450	36,699
Increase in accounts payable and accrued expenses	9,081	388
Decrease in refundable franchise fee deposits	—	5,000

Net cash (used in) provided by operating activities	$(207,016)	$88,713

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

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Netfran Development Corporation (the “Company”), as of September 30, 2003, and the results of its operations and cash flows for the periods ended September 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company’s Form 10-KSB registration report for 2002 filed with the Securities and Exchange Commission.

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

Following is a summary of notes and accounts receivable:

	September 30, 2003	December 31, 2002

Note receivable	$—	$3,186
Accounts receivable	44,761	39,144

	44,761	42,330
Less allowance for doubtful accounts	2,254	2,254

	$42,507	$40,076

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE (CONTINUED)

Note receivable issued April 1, 2001 bears interest at 10% per annum, principal and interest of $368.90 is payable monthly, and matured September 2003. At December 31, 2002, the unpaid principal balance was $3,186.

NOTE 4 — PROPERTY AND EQUIPMENT

At September 30, 2003 and December 31, 2002, property and equipment consisted of the following:

	September 30, 2003	December 31, 2002

Computer equipment	$6,263	$6,166
Less accumulated depreciation	(2,981)	(2,651)

	$3,282	$3,515

Depreciation expense charged to operations for the nine-month periods ended September 30, 2003 and 2002, amounted to $1,213 and $1,170, respectively.

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

On June 30, 2003, the note payable to Netvertise was amended and extended. In addition, all accrued and unpaid interest on this note in the amount of $6,731 was waived. This amount is recorded as other income in the accompanying condensed statements of income and accumulated deficit. The new note is in the amount of $333,985, which represents the original principal balance plus $83,985, which represented the balance of the due to affiliate. The due to affiliate was an open account with Netvertise that did not bear interest. The amended note bears interest at 7% per year, ballooning on March 6, 2006.

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

NOTE 7 — INCOME (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For the nine-month period ending September 30, 2003, 90,000 stock options have been excluded from diluted weighted average shares as the net loss for the period would cause the incremental shares to be anti-dilutive. For the nine-month period ended September 30, 2002, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS.

The following is the calculation of earnings per share:

	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2003	2002

Basic loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(340,985)	$(57,292)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(340,985)	$(57,292)

Denominator
Weighted average common shares	3,650,016	3,340,088

Basic EPS	$(.09)	$(.02)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — INCOME LOSS PER SHARE (CONTINUED)

	Nine-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2003	2002

Diluted loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(340,985)	$(57,292)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(340,985)	$(57,292)

Denominator
Weighted average common shares	3,650,016	3,340,088

Diluted EPS	$(.09)	$(.02)

	Three-month	Three-month
	period ended	period ended
	September 30,	September 30,
	2003	2002

Basic loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(34,664)	$(78,975)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(34,664)	$(78,975)

Denominator
Weighted average common shares	3,698,826	3,340,088

Basic EPS	$(.01)	$(.02)

	Three-month	Three-month
	period ended	period ended
	September 30,	September 30,
	2003	2002

Diluted loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(34,664)	$(78,975)
Extraordinary items, net	—	—

Loss applicable to common stockholders	$(34,664)	$(78,975)

Denominator
Weighted average common shares	3,698,826	3,340,088

Diluted EPS	$(.01)	$(.02)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE

For the nine- and three-month periods ended September 30, 2003, all franchise fee sales were derived from initial franchise fees for individual franchise sales, re-sale of an individual franchise, and sales of individual franchises in the United Kingdom that were derived from a master franchise agreement. For the three- and nine-month periods ended September 30, 2002, all franchise fee revenue was derived from initial franchise fees for individual franchise sales. When an individual franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise. Any additional services required by the franchisee are provided by Netvertise, Inc. At September 30, 2003 and 2002, the Company had substantially provided all necessary training and support services to existing franchisees.

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
(Unaudited)

NOTE 9 — STOCK INCENTIVE PLAN (CONTINUED)

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

NOTE 10 — STRATEGIC VENTURE

On July 22, 2003, the Company entered into a three-year agreement with Strategica Management LLC (“SM”). SM is to provide financial advisory services that would include endeavoring to arrange or provide up to $10 million in value to the Company by arranging financing, merger & acquisition transactions, obtaining customers, or other transactions that may be identified by SM and proposed to the Company. As part of the agreement, SM received $5,000 and was issued in escrow, 668,018 shares of the Company’s stock. The Company has not recorded these shares as outstanding in the accompanying condensed balance sheets as SM has not completed its performance under this agreement, nor has any performance commitment been reached as of September 30, 2003. Subject to provisions of the agreement, SM’s equity shares are subject to repurchase by the Company at a price of $.0001 per share, to the extent that the Company has not received $10 million in value during the term of the agreement. The Company’s repurchase right shall expire at 5% of such shares for each $500,000 of value created by SM during the term of the agreement. SM or any of its affiliates are not allowed to acquire any additional equity shares without the consent of the Board of Directors of the Company for a ten-year period. Once the Company has received value of $1,000,000 or more, the Company shall enter into an advisory services agreement with SM and shall be paying SM $3,000 per month for the balance of the initial term of the agreement. As part of the advisory service agreement, the Company shall pay to SM at the closing of each transaction (i) 3% of the gross amount of any senior debt (ii) 4% of the gross amount of any mezzanine debt or subordinated debt (iii) 6% of the gross amount of any equity, and (iv) 6% of the value of any merger, acquisition, bulk asset sale, control block stock sale, divestiture, or other similar transaction.