Form 10KSB
period 2003-12-31
NETFRAN DEVELOPMENT CORP
filed 2004-03-31
CIK 1145254

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER: 0-50051

                            NETFRAN DEVELOPMENT CORP.
                 (Name of Small Business Issuer in its charter)

           Florida                                        65-0983277
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


2801 N.E. 208th Terrace, 2nd Floor, Miami, FL               33180
----------------------------------------------            ----------
(Address of principal executive offices)                  (Zip Code)

                                 (305) 931-4000
                           --------------------------
                           (Issuers telephone number)

        Securities registered pursuant to Section 12 (b) of the Act: None

    Securities registered pursuant to Section 12 (g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10-KSB [ ]

         Issuer's revenues for the fiscal year ended December 31, 2003 was $$906,051.

         The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 14, 2003 was approximately $218,300 based on the closing bid price for shares of the Company's common stock as reported by the OTC Bulletin Board for that date.

         On March 25, 2003, 4,366,844 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one):
         Yes [ ] No [X]


================================================================================

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

    We have a total of 84 franchises in the United States and the United Kingdom as of March 24, 2004 of which 68 are located in the United States and 18 are located in the United Kingdom.


    Our franchisees sell Internet solutions developed and provided by Netvertise, including:

    -   web site design and development
    -   web site hosting on NETSPACE(R) name servers and platforms
    -   web site promotion with NGENWARE(R)
    -   web-based advertising
    -   e-mail publishing with NVELOPE(TM)
    - web-based data back-up, storage, transfer, file sharing and recovery with BACKVAULT(R)
    -   advanced solutions such as e-commerce

The ability to undertake commercial transactions (e-commerce) is available. The NETSPACE(R) name servers are operated by Netvertise.

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

SERVICES OFFERED BY OUR FRANCHISEES:

    Our franchisees assist their clients in developing an Internet marketing strategy which generally starts with a web site. The services are provided by our franchises but certain services are performed by Netvertise, such as web hosting.

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

WEB SITE PROMOTION

    Customers' web sites are indexed and registered with major search engines so they are identified by appropriate key words by search engines that index the contents of web sites.

E-PUBLISHING/MARKETING

    Distribution by e-mail of electronic newsletters, announcements or advertisements to specialized lists of e-mail addresses to targeted users based upon key word or geographic criteria or from e-mail data collectors placed on customers' web sites. Our software, named NVELOPE(TM) is employed in solving these internet marketing problems.


WEB-BASED DATA BACK-UP, STORAGE, TRANSFER, FILE SHARING AND RECOVERY


    Our franchisees assist customers in protecting data from catastrophic events by implementing periodic, automated back-up procedures and customers with special needs such as architects are helped to better manage large data files which are difficult to transfer through typical e- mail formats. Our product BACKVAULT(TM) offers a comprehensive and flexible solution to these problems.

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

    The technology we provide to our franchisees has been designed as a user-friendly platform and does not require web mastering or programming experience. Our franchisees are able to help plan and design web sites and deploy them to the Netspace web site server for access by any computer connected to the World Wide Web.

TRAINING

    Netfran provides extensive training to its franchisees. Each new franchisee attends a one-week training course at our offices. In this course, our franchisees are trained to market Internet services to potential customers. We provide our franchisees with specific examples of how various types of customers such as merchants, service establishments and professional service providers can utilize the Internet to communicate with customers, find new customers, sell products and services and promote their business. Trainees are also instructed in the use of the Netfran proprietary programs provided to them to help the franchisees market and implement World Wide Web sites for their customers.

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

TECHNOLOGY WE PROVIDE TO OUR FRANCHISEES

    We install on our franchisees' laptop computer our proprietary content to assist them in finding and servicing their customers.

POWER POINT PRESENTATIONS

As part of their training and on-going support, franchisees are encouraged to make group presentations, such as with local Chambers Of Commerce, invitational "executive briefings". As a marketing tool to aid the franchisee with these type presentations to potential customers, several pre-populated Power Point Presentations have been designed by the Company and pre- loaded onto their laptop computers. These colorful and animated presentations, often with sound, may run in time from as little as ten minutes to a full one-hour "seminar".

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

THE NETSPACE SITE SERVER PLATFORM

    The Netspace site server platform enables our franchisees to rapidly deploy a Web site for their customers after the basic site concept, content, text and graphics have been selected during the initial Web site planning and development phase. The program has a template structure so that the specific content and text of the Web site can be constructed without knowledge of the underlying computer code required for Web site publishing. The program has customized templates for 53 different categories of products and services, resulting in hundreds of website styles and colors.

NETSPACE E-PUBLISHER PLATFORM

    The Netspace(R) E-Publisher provides franchisee customers with a direct marketing system that allows them to manage and execute branded e-mail newsletter campaigns and announcements directly from the Netspace(R) E-Publisher platform accessible from their computer. The customer can create and publish scheduled newsletters and announcements, manage a data base of e-mail addresses that can be segmented for topicality, and monitor and measure the results of their campaigns through tracking reports generated by the usage and click-through habits of each e-mail recipient. Fees are generated by client usage of this product, or the number of e-mails sent monthly, and franchisees pay us monthly royalties based on this customer usage.

NGENWARE(TM)SEARCH ENGINE SUBMISSION SOFTWARE

    Once a Web site has been completed, it must be properly indexed and marketed through the major search engines, such as Altavista, Excite, Yahoo, Overture, Lycos, MSN, Looksmart, Google and so forth. NGENWARE(R) is an automated submission system unique to Netspace(R) representing the latest advancements in Internet based technologies. Through an integrated hands-free process, the software automatically submits the client Web site to potentially thousands of Internet portals and directories with a goal of increasing the number of unique visitors to client Web sites by prioritizing search engine positioning based on certain criteria, such as keyword density and link popularity. Client's sign up for a minimum three-month contract and our franchisees generate recurring revenue each time the product is renewed. A typical contract has a duration of three months. The Franchisee receives 60 percent of the gross contract price and Netfran retains 40 percent. Netfran also will receive its royalty and advertising fee of 11% on the amount collected by the franchisee.

WEBSITE HOSTING

    All websites designed and published by our franchisees are hosted on Netspace site servers. The websites are accessed over the Internet utilizing the Internet address which has been established for each customer's website. The Web sites are accessible to any computer linked to the Internet and World Wide Web with software such as Microsoft Internet Explorer.

    The site servers are operated at a secure location with 24-hour maintenance and an array of security to assure that the servers have a high degree of reliability. These include physical security, fire suppression, back-up power and content back-up.

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

    -   Graphic design and programming
    -   Copywriting
    -   Sales/Marketing Training
    -   Advertising and Media Consultation

REVENUES OF OUR FRANCHISES

    Our franchisees charge their customers for Internet services including Web site design, consulting, Web site hosting, Web site promotion, e-publishing, and advertising. We suggest retail prices for such services based upon the complexity of the services provided. For example, a starter Web site has a suggested retail price of $700 while an e-commerce enabled Web site has a suggested retail price of $2,500.

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

    Netvertise as of March 9, 2004 has fourteen employees devoted to supporting the business of our franchisees, including ten employees in website design, programming and marketing.


PAYMENTS TO NETVERTISE BY OUR FRANCHISEES

    In addition to the franchise fees, advertising fees and royalties our franchisees pay to Netfran, our franchisees are also required to pay Netvertise for the Internet solutions provided to the franchisees customers. These fees are generally based upon a percentage of the suggested retail prices established for such products and services. Such compensation arrangements provides the higher compensation level to Netvertise for activities for which Netvertise is primarily responsible such as Web site hosting, promotion, publishing and more sophisticated customer Web site design and the lesser compensation level for activities for which the franchisee is primarily responsible, such as basic Web site design and development on the Netspace site server platform without Netvertise webmaster participation.

OUR AGREEMENT WITH NETVERTISE

     In order to assure the continuation of certain services that Netvertise has historically provided to Netfran and its franchisees, we have entered into an agreement with Netvertise. The following is a summary of the material provisions of the agreement between Netfran and Netvertise.

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

The following table sets forth the amounts payable to Netvertise by Netfran for the last two fiscal years:

                                    2002        2003
                                   -------     ------
              Personnel(1)         395.916          0
              Facilities(2)         33,600     33,600

--------
(1) Beginning in 2003 Netvertise provided no personnel as Netfran paid its own employees.
(2) Facilities include rent, utilities, supplies and furnishings and shared office manager and receptionist.

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

TERMS AND COST OF THE NETSPACE(R)FRANCHISE

    Initial franchise fee is currently $39,500 for a specific geographic area containing at least 2,000 small to medium sized businesses reporting annual gross revenues to $50,000,000. Our franchisees may accept client accounts outside their defined territory but may not establish an office or advertise outside of their territory. The term of the initial franchise agreement is ten
(10) years. The franchisee may acquire a successor franchise for five (5) additional years upon certain conditions and payment of a $2,500 successor franchise fee. Franchisees may become Area Developers by purchasing multi-unit franchises in an extended territory defined as a collection of postal zip codes. Each individual franchise acquired under an area development plan is documented with a separately signed franchise agreement and is subject to its own franchise fee obligation.

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


                Year of Franchise Agreement                Percentage
                ---------------------------                -----------
                        1                                       1%
                        2                                       3%
                        3                                       5%
                        4                                       8%
                        5                                      12%
                        6                                      16%
                        7 AND LATER                            20%

    Our right to deem a territory as non-exclusive in the event a franchisee fails to meet the minimum is discretionary. We have not declared the territory of any of our franchisees as non-exclusive as of the date hereof.

    During the term of the franchise agreement, the franchisee is required to pay (i) a royalty fee of 10% of gross monthly revenue, and (ii) an advertising fee of 1% of gross revenue. Thirty (30) days after completing our training program, franchisees are required to pay minimum monthly royalties to Netfran that increase each year until the maximum minimum royalty of $500 is payable per month.

    Franchisees are also required to engage in local advertising of their services and to budget a specified amount each month towards such advertising. Each new franchisee is given an initial training for 5 days which the franchisee is required to complete.

TERMS OF THE NETSPACE(R)MULTI-UNIT DEVELOPMENT AGREEMENT

     The Multi-Unit Development Agreement awards to an area developer multiple franchise units in a specified geographical area or development territory. Thus, the multi-unit developer in essence operates multiple franchise units. Each franchise unit awarded, however, is subject to a separately signed Indivisible Unit NETSPACE(R) Franchise Agreement that contains the same terms, including rights, conditions and obligations as does our standard franchise agreement described above and requires the payment of an individual unit NETSPACE(R) franchise. The developer purchases the first unit at the full retail unit franchisee fee price (presently $39,500). Thereafter, the fee is discounted and the discount increases progressively beginning with the second unit through the sixth unit and thereafter. In addition, the developer must pay a one-time development fee based on the number of franchises to be opened under the development agreement excluding the first franchise unit purchased. The development fee is then credited against the purchase price of all unit franchise fees except the first unit franchise fee. There is a development schedule requiring the developer to open a specified number of units by scheduled dates. Failure by the developer to comply with the schedule can result in the termination of his development rights for future units under the NETSPACE(R) Multi Unit Development Agreement. As previously stated, however, the Individual Unit NETSPACE(R) Franchise Agreement governs the developer's rights and obligations regarding franchise units that have already been opened.

TERMS OF THE NETSPACE(R)REGIONAL DIRECTOR AGREEMENT

    Unlike the multi-unit developer, the regional director generally owns no individual NETSPACE(R) franchises. Rather, under this agreement he is granted an exclusive license to market and sell Individual NETSPACE(R) franchises in a designated geographic area. The agreement has an initial term of twenty years and may be renewed for an additional ten years. The regional director pays an initial non-refundable one-time regional director's license fee equal to $1.00 for each business located in the development area covered by the agreement. The suggested area size will contain between 100,000 and 500,000 businesses as defined in the Individual Unit NETSPACE(R) Franchise Agreement having up to $50,000,000 in gross revenue. Thus, the minimum initial regional director license fee is $100,000. Additionally, the regional director must adhere to a development schedule to open a specified number of new franchise units per year and pay minimum royalties of $300 in the first year, $400 in the second year, and $500 in the third year times the number of units. The regional director's compensation includes receiving 70 percent of the initial franchise fee and 5 percent of the each franchisee's gross revenues. The Company and the new individual unit franchisee execute an Individual Unit NETSPACE(R) Franchise Agreement for each franchise that the regional director sells. The franchisee operates like any other individual NETSPACE(R) franchise unit and purchases its products and services from Netvertise. After the initial training, the regional director and not The Company provide the bulk of the training and support to the franchisees.


MARKETING OF THE NETFRAN FRANCHISE

    Our marketing strategy for franchise sales is based on the sale of individual, multi-unit and regional franchise territories to business-minded individuals. The primary lead sources are referrals from Internet franchise consultants who are paid a commission. We also receive referrals from web-sites, print advertising, radio, television, and franchise trade shows. We also seek publicity for our franchise program by actively engaging in public relations activities. Dellray Lefevere, our Vice President is primarily responsible for our overall franchise marketing operations while Jason Mattes our Director of Franchise Development works on attracting new franchisees to our network.

COMPETITION

    The sale of franchises is highly competitive. We compete directly with other regional and national franchisors that are also seeking to sell their franchises to qualified financially capable franchisees. We believe our franchise program is most suitable for persons with a white-collar business background who may also be interested in franchises for business services, personal services and education.

    We have identified three other franchises of Internet-based services: Quick International, WSI Internet and AIS Media.

    Our franchisees face substantial competition in the sale of their services to customers. Besides the franchisees of the competing franchisors, numerous companies offer Web site development and hosting in local markets. Internet service providers and portals such as America Online and Yahoo offer Web site development tools and hosting. Several computer programs for Web site design and e-commerce, such as Microsoft Front Page, are available to those who desire to "do-it-yourself" without professional assistance.

    We believe that the personalized service provided by our franchisees, including their willingness to work on-site directly with their customers to plan, develop and design a Web site for each customer and assist in developing advanced solutions such as e-commerce, publishing and advertising distinguishes our franchisees from do-it-yourself and impersonal solutions offered by America Online and Yahoo and other Internet service providers and portals.

    We believe that our franchise program competes favorably with other franchises due to the following attributes:

    -   Relatively modest cost to purchase and operate
    - Customers are businesses and professionals making for an easy transition for franchisees coming from the business world
    - Large market of potential customers due to recent growth of Internet as a commercial media
    -   No specialized certifications are required to become a franchisee

TRADEMARKS AND OTHER PROPRIETARY INFORMATION

    We have received a federal servicemark registration for NETSPACE(R) NGENWARE(R) and BACKVAULT(R). In addition, we hold copyrights in connection with our training manuals and marketing materials. We provide our franchisees with a laptop computer programmed with our proprietary programs which include:

    -   Netspace(R) Siteserver Platform
    -   Netspace(R) E-Publisher Platform
    -   NGENWARE(R)Search Engine Submission Software
    -   Marketing templates
    -   Powerpoint presentations, and
    -   BACKVAULT(R) User manuals

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

    We believe that we are in substantial compliance with all of the foregoing federal and state franchising laws and the regulations promulgated there under and have obtained all licenses and permits necessary for the conduct of our business. Failure to comply with such laws and regulations in the future could subject us to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on us. Our franchisees are also subject to various federal, state and local laws affecting their franchise businesses, including state and local licensing, zoning, labor and various safety and other standards. The failure of a franchisee to comply with applicable regulations could interrupt the operations of the affected franchise or otherwise adversely affect the franchise.

EMPLOYEES

    As of March 24, 2004, Netfran employed three full time and four part time staff. Our part time staff is also employed by Netvertise.


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

The following is the range of high and low closing bid prices for Netfran common stock for the periods indicated:



                                     High        Low
                                     ----        ---

                                    December 31, 2003
                                    -----------------

            1st Quarter              .85         .30
            2nd Quarter             1.15         .05
            3rd Quarter             1.50         .05
            4th Quarter              .10         .10


The above represents inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. We had 315 record holders of our common stock on February 27, 2004.

EQUITY AND COMPENSATION PLAN INFORMATION  AS OF DECEMBER 31, 2003.

         The following table sets forth information about any plans or arrangements that provide for the grant or award of our securities or the grant of options, warrants or rights to purchase our securities to our employees or to any other person for services or goods as of December 31, 2003.




                                                                                                      Number of Securities
                                                                                                      Remaining Available
                                Number of Securities to be           Weighted-average              for Future Issuance Under
                                 Issued Upon Exercise of            Exercise Price of               Equity Compensation Plans
                                   Outstanding Options,            Outstanding Options,              (Excluding Securities
                                   Warrants and Rights             Warrants and Rights              Reflected in Column (A))
                                --------------------------         -------------------              ------------------------
                                            a                               b                                   c
      Plan Category

      Equity
      Compensation
      Plans Approved
      by Security
      Holders                            90,000                             0.25                              185,000

      Equity
      Compensation
      Plans Not
      Approved by
      Security Holders(1)                   -0-                                                                   -0-
                                         ------                            -----                              -------
      Total                              90,000                            $0.25                              185,000
                                         ======                            =====                              =======



Individual equity compensation arrangements and arrangements not approved by shareholders.

Pursuant to a letter agreement dated as of July 22, 2003, we engaged Stategica Management LLC of Miami, Florida to provide advisory services designed to generate at least $10 million of value to Netfran over the next three years. Such value may be in the form of funding, acquisition transactions, or other business transactions identified by Strategica. In connection with the agreement, we issued 668,018 shares of common stock to Strategica. Since there can be no assurance of any level of value we may receive from such engagement, we have the option to repurchase such shares to the extent that $10 million of value, as defined in the agreement, has not been provided by Strategica during the term of the engagement. The shares issued to Strategica are held in escrow to facilitate our repurchase rights.

In 2003 we issued 33,738 shares of common stock to pay for legal fees to an independent counsel.

Recent sales of unregistered securities.

On February 11, 2003, pursuant to our 2003 Stock Incentive Plan, we granted to three executive/directors shares of restricted common stock. Each participant signed a restricted stock award agreement in connection with such grant. The awarded shares contain a restrictive legend restricting transfer without registration under the Securities Act of 1933 or an exemption there from. Each such participant is an accredited investor under Regulation D. The grantees were:

         Elliot Krasnow             200,000 shares
         Robert S.Steinberg         100,000 shares
         Dellray Lefevere            25,000 shares


DIVIDEND HISTORY

We have paid no dividends on our common stock and presently intend to retain all earnings, if any, for use in our operations and to finance the expansion of our business. We do not anticipate paying a dividend on common stock in the foreseeable future. The payment of dividends is within the sound discretion of the Board of Directors. Future decisions with respect to dividend payments will depend upon future earnings, future capital needs and the company's operating results and financial condition at the time. These events cannot now be predicted.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

    We derive our revenues from franchise operations, which include an initial franchise fee, currently $39,500 for each individual franchise unit, in an identified territory, a minimum of $100,000 for regional developer franchise license agreements and fluctuating amounts for multi-unit franchise agreements depending on the number of franchise units to be opened by the multi-unit owner. In addition we participate in revenue sharing with individual franchisees receiving a 10% on-going royalty based on the franchisee's gross retail revenues from customers. We also receive advertising fees of 1% of revenues generated by our individual franchisees. We wrote off $23,197 when two franchisees defaulted on their notes. We do not provide financing terms for franchise fees.

     From U.K franchisees opened by our U.K .master franchise we retain 20 percent of the initial franchise fee and receive a flat royalty payment from the master franchise presently at $200 per month times the number of units he has open in the U.K. In addition, our affiliate Netvertise provides products and services to the U.K. individual franchisees that are offered to their customers. We do not share in this revenue directly other than the indirect benefit of our franchisee's customer satisfaction.

    From franchises opened by our U.S. regional developers we retain 30 percent of the initial individual franchisee fee and split with the developer the 10 percent on-going royalty based on each individual franchisee's gross revenues. As with all of our franchises our affiliate Netvertise provides support, products and services to the individual franchisees.

    We now have one master franchise in United Kingdom from which we receive $7,000 in franchise fees for each franchise awarded plus a flat monthly per-unit royalty ranging from $100 to $500 dependent on how long the master franchisee has been operating and the number of total units he has opened. On September 29, 2003 we signed our first U.S. Regional Director Agreement covering the states Colorado, New Mexico, Arizona, Nevada, Idaho, Montana and Wyoming. We have signed two additional regional director agreements for the New York Metropolitan Area including Connecticut and for New Jersey and parts of Pennsylvania. The agreement requires a regional director to develop a minimum number of Netspace(R) franchises in his or her designated region. The regional director generally receives compensation equal to seventy percent (70%) of the initial franchise fee plus fifty percent (50%) of on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

    Our revenues come from the initial sale of franchises and ongoing royalties from the sales of our franchisees. At the current time our revenue from sale of franchises exceeds our royalty revenues. We anticipate that our revenues from ongoing royalties will rise as our franchisees establish and build their businesses. We believe that sale of franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Our revenues from operations were $904,141 in 2003, an increase of 10.2% from 2002 revenues. Revenues from initial franchise fees increased $75,592 from $688,000 in 2002 to $763,592 in 2003 reflecting sale of nine individual U.S. franchises in 2003 versus twenty in 2002 and the sale of fifteen U.K. franchises in 2003 versus none in 2002. We also sold three U.S. regional director franchises receiving a total of $300,000 from the agreement in 2003 as opposed to the sale of one Master Franchise in the United Kingdom for $100,000 in 2002. Revenues from marketing and business development materials decreased $11,311 from $63,464 in 2002 to $52,153 in 2003 with fewer U.S. franchises sold. Royalty and advertising fees increased from $69,049 in 2002 to $81,665 in 2003 representing fees from new franchisees and existing franchisees as their business increased. The increase in royalty revenue in 2003 of 18.27% over 2002 reflects increased sales revenues of our franchisees.

         Cost and expenses were 118.0% of total revenues in 2003 compared to 103.6% of revenues in 2002. The increase is mainly due to the rise in salaries and wages from $222,881 in 2002 to $382,139 in 2003 and to an increase in commission payments to outside consultants from $173,035 in 2002 to $225,812 in 2003 reflecting increased sales by referral from outside consultants. Advertising spending was further reduced from $84,556 in 2002 to $62,190 in 2003 as we concentrated our sales and marketing efforts on outside consultants, Internet and telemarketing programs. Convention and seminar expense increased from $24,221 in 2002 to $38,475 in 2003, reflecting our need to attend outside consultant conventions and U.K. shows, while marketing and business development material expenses decreased from $99,427 in 2002 to $77,230 in 2003. Franchise materials decreased to $6,869 in 2003 from $39,968 in 2002.. Professional fees increased $41,337 to $95,503 in 2003 from $54,155 in 2002 reflecting the increasing costs of operating a publicly owned company due to increased regulation and filing responsibilities.
         .
         As a result we had a net loss of $162,999 in 2003 compared to a loss of $29,475 in 2002. As seen note 12, Selected Quarterly Data, to the accompanying financial statements, we lost $340,985 or $.09 per share during the first three quarters of 2003 and earned a profit of $177,986 or $.05 per share during the fourth quarter of 2003. The surge in fourth quarter earnings over the first three quarters resulted from adjustments to our franchise marketing and sales program the benefits from which we expect will carry over into 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $18,349 in 2003 compared with $116,654 in 2002 and $121,520 in 2001. The decline in net cash provided from operations is due primarily to the increase in our operating loss for the year offset by contribution of services by our officer of $81,250, decrease in notes and accounts receivable of $31,252, decrease in prepaid expenses of $24,507 and increase in due to affiliate of $30,150. The cash provided by operating revenues in 2002 was primarily attributable to a decrease in notes and accounts receivable of $67,749 and increase in due to affiliate of $61,490.

      There was a net cash decrease of approximately $11,300 from investing activities in 2003 attributable to employee and Franchisee advances and equipment purchases as opposed to a net cash increase from investing activities in 2002 of approximately $2,700 attributable to payments on advances to employees and Franchisees.

      Net cash provided from financing activities decreased in the amount of $1,500 in 2003 due to the repayment on affiliate loans and increase in 2002 of $250,000 due to the proceeds from the borrowings from our affiliate, Netvertise.

    Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services that we request from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

    As of December 31, 2003 we owed Netvertise $333,985 evidenced by an amended and extended note, dated June 30, 2003, that is due in full with accrued interest at 7 percent on March 26, 2006. Before the note amendment and extension we had owed Netvertise $250,000 on the note plus interest at 7 percent that was payable quarterly. We had also owed Netvertise $83,985 on an open account payable. The open account debt was consolidated into the new amended and extended note.

    During 2002, Netvertise contributed to the capital of Netfran an open account receivable in the amount of $488,041. Netvertise has no further obligation to support our capital requirements. We believe that we will have sufficient liquidity to meet our needs for the next twelve months based upon our expected expenses and funds on hand and expected from anticipated revenues from operations, including minimum royalties payable by our franchisees.

    At December 31, 2003 the Company had shareholder equity of $264,405 compared with shareholder equity of $346,154 at the end of 2002. At December 31, 2003 the Company had net working capital (current assets minus current liabilities) of approximately $595,500 compared with approximately $592,000 at the end of 2002.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure,")"SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee-compensation. During 2003 we issued to certain key employees shares of restricted common stock. We expensed the fair market value price of such shares as a charge against current operations. We also granted stock options to certain key officers for which no current charge to operations was made (see Equity and Compensation Plan information above).

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


RISK FACTORS

We have identified the following as the some of the factors that could affect our future results.

We have had a history of operating losses.

    We incurred net losses of $162,999 in 2003, $29,475 in 2002 and $192,189 in
2001. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

We have no arrangements or sources of additional capital and may have to curtail our operations if additional capital is not available if we need it.

    We are currently spending more to operate our business than we receive in revenues. There can be no assurance that we can obtain additional capital if this pattern continues. Netvertise has no obligation to provide us with facilities and personnel if we cannot pay for them. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business.

We have a limited operating history which makes your evaluation of our business difficult.

    We commenced operations in March 2000. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks include:

    o   uncertain commercial acceptance of our franchises; and
    o   competition in the sale of franchises.

    We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Our operations will be subject to conflicts of interest with Netvertise, including the following:

         All of our officers and directors are also affiliates of Netvertise.

         Our president, our chief financial officer and our vice president are currently employees of Netvertise and they will remain part-time employees of Netvertise.

         Although we believe all transactions between Netfran and Netvertise have been and will be fair, these conflicts may cause our business to be adversely affected.

         For example:

         - Future business dealings between Netfran and Netvertise may be on terms less favorable to us than we could achieve on an arm's length basis and cost us more than could be obtained elsewhere.

         - We may have to compete with Netvertise for the time and attention of our officers and directors for our business or hire additional personnel.

         - The terms of our agreement with Netvertise may be less favorable to us than we could have achieved on an arm's length basis.


ITEM 7.   FINANCIAL STATEMENTS

The financial statements follow the signatures on this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the directors and officers of Netfran and their respective ages and positions:


                   Name                Age       Position
           -------------------         ---    --------------------------------
           Elliot Krasnow               56    President, CEO and director
           Dellray Lefevere             57    Vice president of franchise development and director
           Robert Steinberg             60    Chief financial officer and director


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

    Robert S. Steinberg, CPA, has been our chief financial officer since October 2000 and a director since September 2001. He has also served as chief financial officer of Netvertise since October 2000. He has been a certified public accountant in private practice in South Miami, Florida since June 1977. Mr. Steinberg has been chief financial officer of Netfran since October, 2000. His professional experience extends over 34 years of diverse public practice. He is a CPA in NY and Florida. He is also an attorney admitted to the Bars of NY, Florida, The US Tax Court, the US Supreme Court and various US District and Circuit Courts of Appeal. Mr. Steinberg is also a credential business valuation expert who has testified in many court cases. He has lectured and published extensively including recently, "Identifying Valuing and Dividing Employee Stock Options," American Bar Association, Family Division Spring Session, Providence, Rhode Island (April, 2002). He is a member of numerous professional organizations and serves on two charity boards of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2003, except Strategica Management, LLC failed to file a Form 3 concerning the acquisition of over 10% of our common stock.

    Audit Committee Financial Expert

    The Board has determined that Director Robert Steinberg is an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. Mr. Steinberg is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act.

    Code of Ethics

    The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code is filed as Exhibit 14 to this Form 10-KSB and is available to shareholders at no charge from: Elliot Krasnow, Netfran Development Corp., 2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180.

    Change of Control Arrangements

    The Company's 2003 Stock Incentive Plan provides that in the event of a change in control as defined in the plan, all outstanding options under the plan will immediately become exercisable 100% for each participant and the restrictions on any restricted stock issued under the Plan will cease.

ITEM 10. EXECUTIVE COMPENSATION.


                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued to our chief executive officer (the "named executive officer") in 2003 and well his compensation in 2002 and 2001. No officer earned over $100,000 in such fiscal year. We have no written employment contract with Mr. Krasnow.



                                                                          Long Term Compensation
                                                                 ---------------------------------------
                                     Annual Compensation                    Awards              Payouts
                               -------------------------------   ----------------------------   --------
                                                                 Restricted
    Name and                                                        Stock       Securities       LTIP
    Principle                  Salary   Bonus   Other Annual       Award(s)      Underlying     Payouts       All Other
    Position            Year    ($)      ($)   Compensation ($)      ($)     Options/SARs (#)     ($)    Compensation ($)
    --------            ----   ------   -----  ----------------  ----------  ----------------   -------  ----------------
 Elliot Krasnow, CEO    2003  75,000      0           0           50,000         40,000            0             0
                        2002  75,000      0           0              0                0            0             0
                        2001  75,000      0           0              0                0            0             0


OPTIONS GRANTS IN LAST FISCAL YEAR

The following information sets forth the individual grants of stock options to the Company's named executive officer in the fiscal year ended December 31, 2003. No stock appreciation rights were granted during 2003.





                                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                           -----------------------------------------------------------------------------------
                                                           Individual Grants
                           -----------------------------------------------------------------------------------
                             Number of Securities       % of Total Options/SARs     Exercise or
                            Underlying Options/SARs     Granted to Employees in      Base Price    Expiration
          Name                    Granted (#)                 Fiscal Year              ($/Sh)         Date
          ----              -----------------------     ------------------------    -----------    ----------
   Elliot Krasnow, CEO             40,000                         44%                   .25         2/11/13


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR and FY-END OPTIONS VALUES

The following table sets forth the number of stock options exercised by the named executive officer during the last completed fiscal year. No options were exercised in such year. There were no stock appreciation rights held or exercised by the named executive officer.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                              Shares                    Number of Securities        Value of Unexercised In-the
                             Acquired                  Underlying Unexercised      Money Options/SARs at FY-End
                                on        Value      Options/SARs at FY-End (#)                 ($)
                             Exercise   Realized     -------------------------      --------------------------
           Name                 (#)        ($)       Exercisable/Unexercisable       Exercisable/Unexercisable
           ----              --------   --------     -------------------------       -------------------------

      Elliot Krasnow            -0-        -0-          13,333 / 26,667                     -0- / -0-



Director Compensation

Each of our directors is also an employee of the Company and received salary for such services. No compensation is paid for service as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 25, 2004 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the Company's executive officer named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

                                                 Shares Beneficially Owned (1)
                                                ------------------------------
                                                Common Stock(4)     Percentage
                                                ---------------     ----------

       Elliot Krasnow(2)                           1,283,673           29. %
       Roy Farrington(3)                             246,000            6.0%
       Robert Steinberg                              123,333            3.0%
       Dellray Lefevere                               75,000            2.0%
       Strategica Management LLC(3)                  668,018           15.0%
       All directors and officers
         as a group (3 persons)                    1,482,006           34.0%

-------------

(1) Applicable percentage of ownership at March 25, 2004, is based upon 4,393,510 shares of Common Stock outstanding including vested option shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 25, 2004, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.


(2) Address for this shareholder is 2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180.

(3) Mr. Farrington holds such shares as trustee for himself, his spouse and descendants. Address for this shareholder is 7902 40th Street, Gig Harbor, WA 98335. Address for Strategica Management LLC is 701 Brickell Avenue, Miami, FL 33131.

(4)     Includes options to purchase common stock as follows: Mr. Krasnow:
        13,333 shares, Mr. Steinberg: 13,333 shares, all directors and officers:
        26,666 shares.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

    Netfran was founded in March 2000 to engage in the franchise business. At that time Elliot Krasnow funded its operations by purchasing stock for $75,000. These shares were contributed by Mr. Krasnow to Netvertise in 2001. Mr. Krasnow and Netvertise, Inc. are considered promoters of Netfran.

    Our directors and executive officers, Elliot Krasnow, Dellray Lefevere and Robert Steinberg, are also directors and executive officers of Netvertise. We also share office space with Netvertise. We attempt to make a reasonable good faith allocation of shared personnel, facilities and other shared expenses. In fiscal year 2002 we incurred shared overhead costs in the amount of $33,800.

    Netvertise has paid costs on behalf of Netfran from time-to-time. As of December 31, 2002 we owed Netvertise $61,490 for such matters which are shown as liabilities "due to affiliate" on our balance sheet. In November 2002 Netvertise contributed $488,041 of the receivable we owed Netvertise to Netfran's capital thereby converting a liability to shareholders equity. See Liquidity and Capital Resources section for details on amended and extended note payable to Netvertise.

    Netfran has an agreement with Netvertise concerning services rendered to Netfran and its franchisees. See, "Item 1. Description of Business -- Our agreement with Netvertise."

    In March 2002 Netfran borrowed $250,000 from Netvertise. Such loan is due on March 6, 2004 with interest at 7% per annum payable quarterly. In 2003 the note was amended and extended to March 26, 2006.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


Number      Description
------      -----------

  3.1       Articles of Incorporation (1)

  3.2       By-laws (2)

  3.2       2003 Stock Incentive Plan *

  10.2      Agreement between Registrant and Netvertise, Inc. (3)

  10.3      Commission agreement with Dellray Lefevere (4) *

  10.4 Revised Standard Franchise Agreement [portions omitted pursuant to a request for confidentiality] (5)

  10.5      Promissory Note made by Registrant to Netvertise, Inc. (6)

  10.7 Agreement dated as of July 22, 2003 between Registrant and Strategica Management LLC.(7)

  14.       Code of Ethics

  31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

  31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

  32.1      Section 1350 Certification of Chief Executive Officer

  32.2      Section 1350 Certification of Chief Financial Officer

------------

(1) Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (file no. 333-102894).

(2) Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 (file no. 333-102894).

(3) Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2 (file no. 333-102894).

(4) Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2 (file no. 333-102894).

(5) Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2 (file no. 333-102894).

(6) Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form SB-2 (file no. 333-102894).

(7) Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K filed August 14, 2003.

*       Indicates a management contract or compensatory plan or arrangement.

We will furnish a copy of any of these exhibits to a shareholder upon written request to Netfran Development Corp., 2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180, Att: President.

Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      McClain & Company has audited the Company's financial statements annually since the Company's inception in 2002.

Fees related to services performed by McClain & Company in 2003 and 2002 were as follows:




                                    2003                                2002
                                   -------                             -------

Audit Fees (1)                     $33,915                             $16,780
Audit-Related Fees
Tax Fees (2)
All Other Fees
                                   -------                             -------
Total                              $33,915                             $16,780
                                   =======                             =======

------------

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The Board of Directors has reviewed and discussed with the Company's management and McClain & Company the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2003 fiscal year. The Board has also discussed with McClain & Company the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from McClain and Company required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with McClain and Company its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2003 fiscal year for filing with the SEC.

 Audit Committee's Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all of McClain and Company's fees described above.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on March 30, 2004.

                                       NETFRAN DEVELOPMENT CORP.
                                       (Registrant)

                                       /s/ Elliot Krasnow
                                       -----------------------------------------
                                       Elliot Krasnow
                                       President



     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



       Signature                                         Title                        Date
       ---------                                         -----                        ----
/s/ Elliot Krasnow                       President and Director                       March 30, 2004
-------------------------------          (Principal Executive Officer)
Elliot Krasnow


/s/ Dellray Lefevere                      Director                                    March 30, 2004
-------------------------------
Dellray Lefevere


/s/ Robert Steinberg                     Treasurer and Director                       March 30, 2004
-------------------------------          (Principal Accounting Officer)
Robert Steinberg


                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                         NETFRAN DEVELOPMENT CORPORATION

                                 MIAMI, FLORIDA

                          INDEPENDENT AUDITORS' REPORT


The Officers and Directors
Netfran Development Corporation
Miami, Florida


We have audited the accompanying balance sheets of Netfran Development Corporation (the "Company"), as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netfran Development Corporation as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.





McClain & Company, LC
Miami, Florida
March 4, 2004

                        NETFRAN DEVELOPMENT CORPORATION
                                 BALANCE SHEET
                           DECEMBER 31, 2003 AND 2002





                                                                                         2003            2002
                                                                                      ---------       ---------
                                        ASSETS


CURRENT ASSETS
     Cash                                                                             $ 680,883       $ 675,408
     Notes and accounts receivable, net                                                   7,460          40,076
     Prepaid expenses and other                                                          10,939          25,677
                                                                                      ---------       ---------

         Total current assets                                                           699,282         741,161

PROPERTY AND EQUIPMENT - NET                                                              2,877           3,515
                                                                                      ---------       ---------

         Total assets                                                                 $ 702,159       $ 744,676
                                                                                      =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Due to affiliate                                                                 $   6,155       $  61,490
     Accounts payable and accrued expenses                                               97,614          87,032
                                                                                      ---------       ---------

         Total current liabilities                                                      103,769         148,522

LONG-TERM LIABILITIES
     Note payable to affiliate                                                          333,985         250,000
                                                                                      ---------       ---------

         Total liabilities                                                              437,754         398,522
                                                                                      ---------       ---------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 50,000,000 shares authorized, 3,698,826 and
       3,373,826 shares issued or issuable and outstanding at December 31,
       2003 and December 31, 2002                                                         3,699           3,374
     Paid-in capital                                                                    711,772         630,847
     Accumulated deficit                                                               (451,066)       (288,067)
                                                                                      ---------       ---------

         Total stockholders' equity                                                     264,405         346,154
                                                                                      ---------       ---------

         Total liabilities and stockholders' equity                                   $ 702,159       $ 744,676
                                                                                      =========       =========


The accompanying notes to the financial statements are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                               STATEMENT OF INCOME
                        DECEMBER 31, 2003, 2002, AND 2001



                                                         2003              2002              2001
                                                     -----------       -----------       -----------
REVENUES
   Initial franchise fees                            $   763,592       $   688,000       $   653,000
   Marketing and business development materials           52,153            63,464             5,704
   Royalty and advertising fees                           81,665            69,049            27,338
   Interest income                                         1,910             5,218             6,584
   Other income                                            6,731                --                --
                                                     -----------       -----------       -----------

       Total revenues                                    906,051           825,731           692,626
                                                     -----------       -----------       -----------

COST AND EXPENSES
   Advertising                                            62,190            84,556           303,260
   Bad debt expense                                        1,364             4,690            23,197
   Commissions                                           225,812           173,035           145,733
   Conventions and seminars                               38,475            24,221            17,195
   Depreciation                                            1,618             2,343               308
   Franchise materials                                     6,869            39,968            38,210
   General and administrative                             59,359            35,654            29,608
   Interest expense                                       20,837            15,689               913
   Licenses, permits, and taxes                           32,977            27,578            22,099
   Marketing and business development material            77,230            99,427            37,935
   Overhead costs                                         33,600            33,600            33,600
   Professional fees                                      95,503            54,166            51,412
   Salaries and wages                                    382,139           222,881           148,386
   Travel                                                 31,077            37,398            32,959
                                                     -----------       -----------       -----------

       Total costs and expenses                        1,069,050           855,206           884,815
                                                     -----------       -----------       -----------

       Loss before income taxes                         (162,999)          (29,475)         (192,189)

PROVISION FOR INCOME TAXES                                    --                --                --
                                                     -----------       -----------       -----------

       Net loss                                      $  (162,999)      $   (29,475)      $  (192,189)
                                                     ===========       ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE:

   BASIC LOSS PER COMMON SHARE                       $     (0.04)      $    (0.009)      $     (0.06)
                                                     ===========       ===========       ===========

   WEIGHTED AVERAGE COMMON SHARES                      3,662,319         3,340,180         3,340,088
                                                     ===========       ===========       ===========

   DILUTED LOSS PER COMMON SHARE                     $     (0.04)      $    (0.009)      $     (0.06)
                                                     ===========       ===========       ===========

   WEIGHTED AVERAGE DILUTED COMMON SHARES              3,662,319         3,340,180         3,340,088
                                                     ===========       ===========       ===========


The accompanying notes to the financial statements are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           DECEMBER 31, 2003 AND 2002



                                              COMMON        COMMON                                      TOTAL
                                               STOCK         STOCK       PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                              SHARES        AMOUNTS      CAPITAL       DEFICIT       EQUITY (DEFICIT)
                                             ---------      -------      --------     ------------  ------------------


BALANCE, December 31, 2001                   3,340,088      $ 3,340      $142,030      $(258,592)      $(113,222)

Contributed capital from Netvertise,
   Inc. (See Note 1)                                --           --       488,041             --         488,041

Issuable common stock for services              33,738           34           776             --             810

Net loss                                            --           --            --        (29,475)        (29,475)
                                             ---------      -------      --------      ---------       ---------

BALANCE, December 31, 2002                   3,373,826      $ 3,374      $630,847      $(288,067)      $ 346,154

Issuable common stock for services             325,000          325        80,925             --          81,250

Net loss                                            --           --            --       (162,999)       (162,999)
                                             ---------      -------      --------      ---------       ---------

BALANCE, December 31, 2003                   3,698,826      $ 3,699      $711,772      $(451,066)      $ 264,405
                                             =========      =======      ========      =========       =========


The accompanying notes to the financial statements are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                             STATEMENT OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                        DECEMBER 31, 2003, 2002, AND 2001



                                                                       2003            2002            2001
                                                                    ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                   $ 928,662       $ 882,862       $ 575,933
     Cash paid to suppliers and employees                            (894,326)       (771,218)       (451,090)
     Interest received                                                  1,910           5,218           6,315
     Interest paid                                                    (17,897)           (208)             --
     Taxes paid                                                            --              --          (9,638)
                                                                    ---------       ---------       ---------

         Net cash provided by operating activities                     18,349         116,654         121,520
                                                                    ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Advances to) payments from employees and franchises, net         (9,769)          2,740          (6,966)
     Purchases of property and equipment                               (1,605)             --          (6,166)
                                                                    ---------       ---------       ---------

         Net cash (used in) provided by investing activities          (11,374)          2,740         (13,132)
                                                                    ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                              --              --              --
     (Repayment to) borrowings from affiliate                          (1,500)        250,000              --
                                                                    ---------       ---------       ---------

         Net cash provided by financing activities                     (1,500)        250,000              --
                                                                    ---------       ---------       ---------

         Net increase in cash                                           5,475         369,394         108,388

CASH, beginning of period                                             675,408         306,014         197,626
                                                                    ---------       ---------       ---------

CASH, end of period                                                 $ 680,883       $ 675,408       $ 306,014
                                                                    =========       =========       =========


The accompanying notes to the financial statements are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                       STATEMENT OF CASH FLOWS (CONTINUED)
                      INCREASE IN CASH AND CASH EQUIVALENTS
                        DECEMBER 31, 2003, 2002, AND 2001



                                                                       2003            2002            2001
                                                                   ---------       ---------       ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
     Net loss                                                      $(162,999)      $ (29,475)      $(192,189)
     Bad debt expense                                                  1,364           4,690          23,197
     Depreciation                                                      1,618           2,343             308
     Contribution of services by officer of the Company               81,250              --              --
     Stock issued for payment of legal services                           --             810              --
     Loss on disposal of asset                                           625              --              --
     Decrease (increase) in notes and accounts receivable             31,252          67,349        (115,109)
     Decrease (increase) in prepaid expenses                          24,507          (2,631)         19,446
     Increase in income tax receivable                                    --              --          (8,207)
     Increase in accrued interest receivable                              --              --            (269)
     Increase in due to affiliate                                     30,150          61,490         352,299
     Increase in accounts payable and accrued expenses                10,582          17,078          38,475
     (Decrease) increase in refundable franchise fee deposits             --          (5,000)          5,000
     Decrease in income tax payable                                       --              --          (1,431)
                                                                   ---------       ---------       ---------

         Net cash provided by operating activities                 $  18,349       $ 116,654       $ 121,520
                                                                   =========       =========       =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During October 2002, in lieu of payment of debt owed to Netvertise, $488,041 of outstanding debt was transferred to paid-in capital (see Note 1).

During 2002, in lieu of cash payment for legal services, the Company issued 33,738 shares of stock with a fair value of $810.

During 2003, in lieu of cash payment for officer compensation, the Company issued 325,000 shares of stock with a fair value of $81,250.

On June 30, 2003, the Company amended and extended its note payable to Netvertise. As part of the amendment, the note payable was increased by $83,985, which represented the balance of the due to affiliate.




The accompanying notes to the financial statements are an integral part of this statement.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


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

          REVENUE RECOGNITION

          Revenues from the sale of regional franchise agreements and individual franchises in the United States and Great Britain are generally recognized when substantially all significant services to be provided by the Company have been performed. Interest on trade notes receivable is accrued and recorded as income when due. In situations where revenue from such sales is collectible over an extended period of time, down payments are not sufficient and/or collection is not reasonably certain, revenue is recognized on the cash method as amounts are collected. Interest on trade notes receivable, resulting from sales recorded on the cash method, is recorded when received.

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

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


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

          Income taxes are provided for on all taxable income included in the financial statements in the period in which the income is reported for financial statement purposes. Accordingly, deferred income taxes (benefits) are provided for timing differences between financial and tax reporting. The principal items comprising these differences at December 31, 2003 and 2002 are the deferred recognition of operating losses for tax purposes and the allowance for doubtful accounts.

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

          BUSINESS SEGMENT REPORTING

          Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," requires companies to report information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and/or assess performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different product services. At December 31, 2003 and 2002, the Company had one reportable segment: franchise sales.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          COMPREHENSIVE INCOME

          SFAS 130, "REPORTING COMPREHENSIVE INCOME," requires disclosure of non-owner changes in stockholders' equity, and is defined as net income plus direct adjustments to stockholders' equity. The Company did not have any items of comprehensive income.

          RECENT PRONOUNCEMENTS

          In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not have any financial instruments with characteristics of both liabilities and equity. The adoption of this standard will not have impact on the Company's financial condition or results of operations.

          In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," to amend and clarify financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133. The adoption of this standard will not have impact on the Company's financial condition or results of operations.

          In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE," ("SFAS 148"). SFAS 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. (See Note 13.)

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

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECENT PRONOUNCEMENTS (CONTINUED)

          In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION," ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS, AND EXTRAORDINARY, UNUSUAL, AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS," and is effective beginning after May 15, 2002. The adoption of this standard will not have an impact on the Company's financial condition or results of operations.

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

          Following is a summary of notes and accounts receivable:


                                                          DECEMBER 31, 2003           DECEMBER 31, 2002
                                                          -----------------           -----------------
               Notes receivable                                $    --                      $ 3,186
               Accounts receivable                              11,079                       39,144
                                                               -------                      -------
                                                                11,079                       42,330
               Less allowance for doubtful accounts              3,619                        2,254
               Less current portion                              7,460                       40,076
                                                               -------                      -------
               Less allowance for doubtful accounts                 --                           --
                                                               -------                      -------
                                                               $    --                      $    --
                                                               =======                      =======

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


NOTE 2  - NOTES AND ACCOUNTS RECEIVABLE (CONTINUED)

          Notes receivable are comprised of the following:

          Note receivable issued May 22, 2000 bears interest at 10% per annum, principal and interest of $507.26 is payable monthly, and matures September 2004. At December 31, 2001, the unpaid principal balance was $17,137. This note was written off in 2002.

          Note receivable issued April 1, 2001 bears interest at 10% per annum, principal and interest of $368.90 is payable monthly, and matures September 2003. At December 31, 2002, the unpaid principal balance was $3,186. This note was paid off in 2003.

          Note receivable issued June 1, 2001 bears interest at 10% per annum, principal and interest of $79.95 is payable monthly, and matures August 2011. At December 31, 2001, the unpaid principal balance was $6,061. This note was written off in 2002.

NOTE 3  - PROPERTY AND EQUIPMENT

          At December 31, 2003 and 2002, property and equipment consisted of the following:

                                                          2003                2002
                                                        -------             -------
               Computer equipment                       $ 6,263             $ 6,166
               Less accumulated depreciation             (3,386)             (2,651)
                                                        -------             -------
                                                        $ 2,877             $ 3,515
                                                        =======             =======


          Depreciation expense charged to operations for the years ended December 31, 2003, 2002, and 2001 amounted to $1,618, $2,343, and
          $308, respectively.

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

          On June 30, 2003, the note payable to Netvertise was amended and extended. In addition, all accrued and unpaid interest on this note in the amount of $6,731 was waived. This amount is recorded as other income in the accompanying condensed statements of income and accumulated deficit. The new note is in the amount of $333,985, which represents the original principal balance plus $83,985, which represented the balance of the due to affiliate. The due to affiliate was an open account with Netvertise that did not bear interest. The amended note bears interest at 7% per year, ballooning on March 26, 2006.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


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

                  The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002, were as follows:



                                                                2003                         2002
                                                       --------------------------    ----------------------
                                                         CARRYING         FAIR        CARRYING        FAIR
                                                          AMOUNT         VALUE        AMOUNT         VALUE
                                                        ---------     -----------    ---------     --------
                          Cash and cash equivalents      $680,883      $680,883      $675,408      $675,408
                          Notes receivable, net          $     --      $     --      $  3,186      $  3,186
                          Due to affiliate               $  6,155      $  6,155      $ 61,490      $ 61,490
                          Note payable to affiliate      $333,985      $333,985      $250,000      $250,000


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

          As indicated in Note 1, the Company sells Netspace franchises. Netspace provides Internet web design, hosting, updating, and related services to businesses and individuals. The Netspace system was developed by Netvertise. Netvertise is related to Netfran in that they both have the same management and common ownership.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


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

NOTE 7  - INCOME TAXES

          Provision (benefit) is made for the tax effects of timing differences as described in Note 1. The provision for income taxes for the years ended December 31, 2003, 2002, and 2001 is based upon current statutory rates and is summarized as follows:



                                 YEAR ENDED DECEMBER 31, 2003
                            ---------------------------------------
                             CURRENT        DEFERRED        TOTAL
                            ---------      ---------      ---------
               Florida      $      --      $      --      $      --
               Federal             --             --             --
                            ---------      ---------      ---------

                            $      --      $      --      $      --
                            =========      =========      =========


                                 YEAR ENDED DECEMBER 31, 2002
                            ---------------------------------------
                             CURRENT        DEFERRED        TOTAL
                            ---------      ---------      ---------
               Florida      $      --      $      --      $      --
               Federal             --             --             --
                            ---------      ---------      ---------

                            $      --      $      --      $      --
                            =========      =========      =========


                                 YEAR ENDED DECEMBER 31, 2001
                            ---------------------------------------
                             CURRENT        DEFERRED        TOTAL
                            ---------      ---------      ---------
               Florida      $      --      $      --      $      --
               Federal             --             --             --
                            ---------      ---------      ---------

                            $      --      $      --      $      --
                            =========      =========      =========

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


NOTE 7  - INCOME TAXES (CONTINUED)

          Deferred tax assets have been provided for deductible temporary differences related to net operating losses and the allowance for doubtful accounts. At December 31, 2003 and 2002, deferred income taxes related to the following:

                                                         2003           2002
                                                       --------       --------
           Deferred tax assets (liabilities):
               Net operating loss                      $ 83,917       $ 41,870
               Allowance for doubtful accounts              712            444
                                                       --------       --------
                                                         84,629         42,314
           Less valuation allowance                     (84,629)       (42,314)
                                                       --------       --------

               Net deferred tax asset (liability)      $     --       $     --
                                                       ========       ========

NOTE 8  - LITIGATION

          At December 31, 2003 and 2002, there was no pending litigation against the Company.

NOTE 9  - EARNING (LOSS) PER SHARE

          Basic earnings (loss) per share ("EPS"), was computed by dividing net loss by the weighted average number of shares outstanding during the period. For the years ended December 31, 2002 and 2001, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS. For the year ended December 31, 2003, 90,000 stock options were excluded from diluted weighted average shares as the net loss for the year ended would have a dilutive effect on EPS.

          The following is the calculation of loss per share:



                                                               Year ended       Year ended         Year ended
                                                              December 31,     December 31,       December 31,
                                                                 2003              2002                2001
                                                              -----------       -----------       -------------
               Basic earnings (loss) per common share:
                  Numerator
                    Net loss before extraordinary items
                       applicable to common stockholders      $  (162,999)      $   (29,475)      $    (192,189)
                    Extraordinary items, net                           --                --                  --
                                                              -----------       -----------       -------------

                    Loss applicable to common
                     stockholders                             $  (162,999)      $   (29,475)      $    (192,189)
                                                              ===========       ===========       =============

                  Denominator
                    Weighted average common shares              3,662,319         3,340,180           3,340,088
                                                              -----------       -----------       -------------
                    Basic EPS                                 $     (0.04)      $    (0.009)      $       (0.06)
                                                              ===========       ===========       =============

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


NOTE 9  - EARNING (LOSS) PER SHARE (CONTINUED)


                                                               Year ended         Year ended         Year ended
                                                                December 31,      December 31,      December 31,
                                                                   2003              2002              2001
                                                                -----------       -----------       -----------
               Diluted earnings (loss) per common share:
                  Numerator
                    Net loss before extraordinary items
                       applicable to common stockholders        $  (162,999)      $   (29,475)      $  (192,189)
                    Extraordinary items, net                             --                --                --
                                                                -----------       -----------       -----------

                    Loss applicable to common stockholders      $  (162,999)      $   (29,475)      $  (192,189)
                                                                ===========       ===========       ===========

                  Denominator
                    Weighted average common shares                3,662,319         3,340,180         3,340,088
                                                                -----------       -----------       -----------
                    Diluted EPS                                 $     (0.04)      $    (0.009)      $     (0.06)
                                                                ===========       ===========       ===========


NOTE 10 - INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE

          From inception, March 7, 2000 to November 2002, all franchise fee sales were derived from initial franchise fees for individual franchise sales. In December 2002, the Company re-sold its first franchise. Additionally, it sold a master franchise covering the United Kingdom. In 2003, it sold three master franchises covering three regions in the United States. When a franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise.

          Any additional services required by the franchisee is provided by Netvertise. At December 31, 2003 and 2002, the Company had substantially provided all necessary training and support services to existing franchisees.

          The Company anticipates substantial growth of franchise sales; however, franchise sales do reach a saturation point, and accordingly, revenue from franchise sales may decline in the future.

          The Company requires its franchisees to purchase from the Company certain marketing and business development materials. For the years ended December 31, 2003, 2002, and 2001, the Company derived revenues in the amount of $52,153, $63,464, and $5,704, respectively, from the sale of such materials to its franchisees.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                         DECEMBER 31, 2003, 2002, AND 2001


NOTE 11 - RELATED PARTY TRANSACTIONS

          The Company shares facilities and certain personnel with Netvertise, and accordingly, overhead costs are allocated between the two companies. For the years ended December 31, 2003, 2002, and 2001, the Company incurred shared overhead costs in the amount of $33,600.

          At December 31, 2003 and 2002, included on the balance sheet under the caption "due to affiliate" is $6,155 and $61,490, respectively, of various expenditures paid by Netvertise on behalf of the Company.

          In January 2003, the Company issued 33,738 shares as payment for legal services rendered to the Company during 2002. The value per share at the time the legal services were rendered was $.024 per share. These shares were deemed issuable as of December 31, 2002.

          In February 2003, the Company issued 325,000 shares as payment for officer compensations during 2003. The value per share at the time the services were rendered was $0.25 per share.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001



NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

          Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2003, 2002, and 2001:


YEAR ENDED DECEMBER 31, 2003     FIRST QUARTER        SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER           YEAR
----------------------------     -------------        --------------      -------------       --------------        ----------
Revenues                           $   113,134         $    88,615         $   142,405         $   561,897         $   906,051
Operating (loss) income            $  (185,496)        $  (120,825)        $   (34,664)        $   177,986         $  (162,999)
Net (loss) income                  $  (185,496)        $  (120,825)        $   (34,664)        $   177,986         $  (162,999)
Earnings (loss) per share:
    Basic                          $     (0.05)        $     (0.03)        $     (0.01)        $      0.05         $     (0.04)
                                   ===========         ===========         ===========         ===========         ===========
    Weighted average shares          3,550,770           3,698,826           3,698,826           3,698,826           3,662,319
                                   ===========         ===========         ===========         ===========         ===========
    Diluted                        $     (0.05)        $     (0.03)        $     (0.01)        $      0.05         $     (0.04)
                                   ===========         ===========         ===========         ===========         ===========
    Weighted average shares          3,550,770           3,698,826           3,698,826           3,698,826           3,662,319
                                   ===========         ===========         ===========         ===========         ===========

YEAR ENDED DECEMBER 31, 2002     FIRST QUARTER        SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER           YEAR
----------------------------     -------------        --------------      -------------       --------------        ----------

Revenues                           $    91,909         $   383,319         $   145,390         $   205,113         $   825,731
Operating (loss) income            $   (96,267)        $   117,950         $   (78,975)        $    27,817         $   (29,475)
Net (loss) income                  $   (96,267)        $   117,950         $   (78,975)        $    27,817         $   (29,475)
Earnings (loss) per share:
    Basic                          $    (0.029)        $     0.035         $    (0.023)        $     0.008         $    (0.009)
                                   ===========         ===========         ===========         ===========         ===========
    Weighted average shares          3,340,088           3,340,088           3,340,088           3,340,180           3,340,180
                                   ===========         ===========         ===========         ===========         ===========
    Diluted                        $    (0.029)        $     0.035         $    (0.023)        $     0.008         $    (0.009)
                                   ===========         ===========         ===========         ===========         ===========
    Weighted average shares          3,340,088           3,340,088           3,340,088           3,340,180           3,340,180
                                   ===========         ===========         ===========         ===========         ===========

YEAR ENDED DECEMBER 31, 2001     FIRST QUARTER        SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER           YEAR
----------------------------     -------------        --------------      -------------       --------------        ----------

Revenues                           $   155,872         $   110,120         $   152,007         $   274,627         $   692,626
Operating (loss) income            $     5,420         $  (160,151)        $   (20,955)        $   (16,503)        $  (192,189)
Net (loss) income                  $     5,420         $  (160,151)        $   (20,955)        $   (16,503)        $  (192,189)
Earnings (loss) per share:
    Basic                          $     0.002         $    (0.051)        $    (0.006)        $    (0.005)        $     (0.06)
                                   ===========         ===========         ===========         ===========         ===========
    Weighted average shares          3,340,088           3,340,088           3,340,088           3,340,088           3,340,088
                                   ===========         ===========         ===========         ===========         ===========
    Diluted                        $     0.002         $    (0.051)        $    (0.006)        $    (0.005)        $     (0.06)
                                   ===========         ===========         ===========         ===========         ===========
    Weighted average shares          3,340,088           3,340,088           3,340,088           3,340,088           3,340,088
                                   ===========         ===========         ===========         ===========         ===========


                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


NOTE 13 - STOCK INCENTIVE PLAN

          In 2003, the Company established a Stock Incentive Plan ("Stock Plan"), which provides eligible employees, consultants, and non-employee directors of the Company and its affiliates, stock-based incentives in the Company, thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain, and reward such individuals. Under the Stock Plan, a maximum of 600,000 shares may be awarded. The options awarded are subject to an option term determined by a Committee. However, no option shall be exercisable more than 10 years after the date of grant. Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at grant.

          On February 11, 2003, the Company granted 325,000 shares of restricted stock, in accordance with the Stock Plan, to three of its officers. The restricted stock had a fair value of $0.25 per share and was recorded as compensation for the three-month period ended March 31, 2003.

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

          Furthermore, in accordance with the Stock Plan, the Company granted 90,000 stock options as follows:

                                                                      VESTING
                          GRANTEE              NO. OF SHARES          SCHEDULES               TERM                PRICE
                      ---------------          -------------       --------------           ---------             -----
                      Two Officers                 80,000          1/3 each year             10 years             $0.25

                      Non-Officers                 10,000          1/3 each year             10 years             $0.25


NOTE 14 - STRATEGIC VENTURE

          On July 22, 2003, the Company entered into a three-year agreement with Strategica Management, LLC ("SM"). SM is to provide financial advisory services that would include endeavoring to arrange or provide up to $10 million in value to the Company by arranging financing, merger and acquisition transactions, obtaining customers, or other transactions that may be identified by SM and proposed to the Company. As part of the agreement, SM received $5,000 and was issued in escrow, 668,018 shares of the Company's stock. The Company has not recorded these shares as outstanding in the accompanying condensed balance sheets as SM has not completed its performance under this agreement, nor has any performance commitment been reached as of December 31, 2003.

                         NETFRAN DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001


NOTE 14 - STRATEGIC VENTURE (CONTINUED)

          Subject to provisions of the agreement, SM's equity shares are subject to repurchase by the Company at a price of $.0001 per share, to the extent that the Company has not received $10 million in value during the term of the agreement. The Company's repurchase right shall expire at 5% of such shares for each $500,000 of value created by SM during the term of the agreement. SM or any of its affiliates are not allowed to acquire any additional equity shares without the consent of the Board of Directors of the Company for a ten-year period. Once the Company has received a value of $1,000,000 or more, the Company shall enter into an advisory service agreement with SM and shall be paying SM $3,000 per month for the balance of the initial term of the agreement. As part of the advisory service agreement, the Company shall pay to SM at the closing of each transaction (i) 3% of the gross amount of any senior debt (ii) 4% of the gross amount of any mezzanine debt or subordinate debt (iii) 6% of the gross amount of any equity, and (iv) 6% of the value of any merger, acquisition, bulk asset sale, control block stock sale, divestiture, or other similar transaction.