Form 10QSB
period 2004-03-31
NETFRAN DEVELOPMENT CORP
filed 2004-05-17
CIK 1145254

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,844 shares as of May 1, 2004.

Transitional Small Business Format: No

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements are located behind the signature page of this report.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K-SB filed with the Commission for the year ended December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Market risks

We have identified the following as some of the risks we face: competition within the franchise industry and web developers offering similar services to the SME marketplace; market uncertainty surrounding the economy and potential for conflict in foreign nations.

Financial Statements

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

We derive our revenues from franchise operations, which include an individual franchise fee, currently $39,500 per unit, in an identified territory a regional director franchise fee, currently $150,000, revenue sharing with franchisees, and 10% on-going royalties based on gross retail revenues to the franchisees’ customers, and advertising fees of 1% of revenues generated by its franchisees.

We presently derive most of our revenue from initial franchise fees from the sale of individual and regional director franchises. We now have one master franchise in Great Britain from which we receive approximately $7,000 in franchise fees (exact fee is adjusted for pounds to dollars conversion) for each franchise awarded plus a flat monthly per-unit royalty ranging from $300 to $500 dependent on how long the master franchisee has been operating and the number of total units he has opened. On September 29, 2003 we signed our first U.S. Regional Director Agreement covering the states Colorado, New Mexico, Arizona, Nevada, Idaho, Montana and Wyoming. We have since signed two additional regional director agreements covering all or portions of three northeastern states. The agreements require the regional director to develop a minimum number of Netspace® franchises in his or her designated region. The regional director generally receives compensation equal to seventy percent (70%) of the initial franchise fee plus fifty percent (50%) of the minimum royalty and five percent (5%) of franchisee gross revenue above the minimum royalty from all Netspace® franchises in his or her exclusive region. We also anticipate that our revenues from ongoing royalties will rise as our individual franchisees establish and build their businesses. We believe that the sale of individual, regional, multi-unit and master franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country and international community where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

Related Party Transactions

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

See “Liquidity and Capital Resources” for additional transactions with Netvertise.

Critical Accounting Policies and Estimates

Pursuant to Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

During the three months ended March 31, 2004 we sold one (1) U.S. franchise and derived initial franchise fee revenue of $39,500 compared to the sale of one (1) U.S. franchises in the three months ended March 31, 2003 and initial franchise fee revenue of $35,000. We also received franchise fees totaling $25,027 from our UK master franchisee on the sale of five (3) UK franchises for the three months ended March 31, 2004 compared to five (5) UK franchises sold and franchise fees of $35,000 for the three months ended March 31, 2003. We also received during the quarter ended March 31, 2004 $5,000 on account of a forfeited franchise fee deposit. In the 2003 quarter we had received an $8,000 fee on the re-sale of a transferred franchise. Royalty and advertising fees from our franchisees were $31,572 in the 2004 three-month period compared to $19,159 received in the 2003 three-month period. The increase is attributable to the activities of a greater number of franchisees in 2004 compared to 2003 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. Costs and expenses were 1.50 times the total revenues in the 2004 and 2.64 times the total revenues for the 2003 three-month period. We decreased marketing related expenses such as advertising and marketing and business development materials in 2004. General and administrative expenses and professional fees decreased in 2004 due, in part, to the leveling off of the costs of operating as a company registered under the Act. Similarly, we reduced salaries and wages in the quarter ended March 31, 2004 to $81,099 from $150,512 in the 2003 quarter.

As a result we incurred a net loss of $55,003 in the 2004 quarter compared to net loss of $185,496 in the 2003 quarter

LIQUIDITY AND CAPITAL RESOURCES

Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services requested from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

Cash used in operating activities was approximately $56,800 for the three-month period ended March 31, 2004. This was due primarily to the payments we made for salaries and wages and other operating expenditures exceeding the payments we received from franchise sales and royalty revenues.

Cash derived from investing activities was $466 for the three-month period ended March 31, 2004. This was attributable to the repayment of employee and franchisee advances.

Cash of $250,000 was used in financing activities during the three-month period ended March towards the partial repayment of accrued interest and principal on a loan from Netvertise.

Prior to the distribution of our shares to Netvertise shareholders, Netvertise contributed $488,041 of our open account loans to our capital. On March 6, 2002, we had borrowed $250,000 from Netvertise and issued to Netvertise a promissory note providing for repayment on March 6, 2004 with interest at 7%. On June 30, 2003 Netvertise had agreed to extend and amend the note. The new note was in the amount of $333,985, which was comprised of the principal balance from the previous note, plus $83,985 of an open trade account with Netvertise that was non-interest bearing. The new note bears interest at 7%. Interest is payable annually and principal is due at maturity on March 6, 2006. With the repayment of $250,000 we now owe Netvertise $83,985 plus additional accrued interest on the note.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

On May 5, 2004, Registrant received a demand for arbitration before the American Arbitration Association from a group of Netspace franchisees. The claimants are seeking damages from Registrant and other remedies arising from their franchise contracts with Registrant. We intend to defend the matter vigorously and have instructed our attorneys to file a motion to dismiss the claims that we believe to be frivolous and without merit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Rule 13a – 14 (a)/15d – 14 (a) Certification by CEO
31.2	Rule 13a – 14 (a)/15d – 14 (a) Certification by CFO
32.2	Section 1350 Certification of CEO
32.2	Section 1350 Certification by CFO

     (b) Reports on Form 8-K

January 12, 2004 Press release announcing award of a master franchise for Netspace® Internet consulting franchise fore the Metropolitan New York/Connecticut region under items 5 and 7.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFRAN DEVELOPMENT CORP.
May 15, 2004	By:	/s/ Elliot Krasnow
Elliot Krasnow, President (principal
chief executive officer)

May 15, 2004	By:	/s/ Robert Steinberg
Robert Steinberg, Treasurer
(principal accounting and financial officer)

FINANCIAL STATEMENTS

MARCH 31, 2004, 2003, AND 2002

AND DECEMBER 31, 2003

NETFRAN DEVELOPMENT CORPORATION

MIAMI, FLORIDA

NEFRAN DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$374,510	$680,883
Accounts receivable, net	16,380	7,460
Prepaid expenses and other	13,216	10,939

Total current assets	404,106	699,282
PROPERTY AND EQUIPMENT – NET	2,589	2,877

Total assets	$406,695	$702,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Due to affiliate	$19,553	$6,155
Accounts payable and accrued expenses	93,755	97,614

Total current liabilities	113,308	103,769
LONG-TERM LIABILITIES
Note payable to affiliate	83,985	333,985

Total liabilities	197,293	437,754

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,698,826 shares issued or issuable and outstanding at March 31, 2004 and December 31, 2003	3,699	3,699
Paid-in capital	711,772	711,772
Accumulated deficit	(506,069)	(451,066)

Total stockholders’ equity	209,402	264,405

Total liabilities and stockholders’ equity	$406,695	$702,159

The accompanying notes to the financial statements are an integral part of this statement.

NEFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENT OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited)	(Unaudited)	(Unaudited)
	Three-month	Three-month	Three-month
	period ended	period ended	period ended
	March 31,	March 31,	March 31,
	2004	2003	2002
REVENUES
Initial franchise, royalty and advertising fees	$101,099	$97,159	$77,621
Marketing and business development materials	9,473	15,222	13,159
Interest income	129	753	1,130

Total revenues	110,701	113,134	91,910

COST AND EXPENSES
Advertising	1,575	19,507	27,271
Commissions	16,500	16,971	20,915
Conventions and seminars	6,383	3,276	5,158
Depreciation	288	404	585
Franchise materials	—	2,985	7,338
General and administrative	14,096	23,454	5,758
Interest expense	81	4,554	1,199
Licenses, permits, and taxes	5,917	7,344	5,354
Marketing and business development material	13,973	22,722	21,781
Overhead costs	8,400	8,400	8,400
Professional fees	13,550	31,227	9,086
Salaries and wages	81,099	150,512	61,393
Travel	3,842	7,274	13,939

Total costs and expenses	165,704	298,630	188,177

Loss before income taxes	(55,003)	(185,496)	(96,267)
PROVISION FOR INCOME TAXES	—	—	—

Net loss	$(55,003)	$(185,496)	$(96,267)

ACCUMULATED DEFICIT, beginning of period	(451,066)	(288,067)	(258,592)
ACCUMULATED DEFICIT, end of period	$(506,069)	$(473,563)	$(354,859)

LOSS PER COMMON SHARE:
BASIC LOSS PER COMMON SHARE	$(.01)	$(.05)	$(.03)

WEIGHTED AVERAGE COMMON SHARES	3,698,826	3,550,770	3,340,088

DILUTED LOSS PER COMMON SHARE	$(.01)	$(0.05)	$(.03)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,698,826	3,550,770	3,340,088

The accompanying notes to the financial statements are an integral part of this statement.

NEFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS

	(Unaudited)	(Unaudited)	(Unaudited)
	Three-month	Three-month	Three-month
	period ended	period ended	period ended
	March 31,	March 31,	March 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$121,652	$142,709	$183,953
Cash paid to suppliers and employees	(181,108)	(199,614)	(180,922)
Interest received	129	813	967
Interest paid	(81)	(17,679)	—
Taxes refunded	2,569	—	—

Net cash (used in)provided by operating activities	(56,839)	(73,771)	3,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from employees and franchises, net	466	—	—
Purchases of property and equipment	—	(1,605)	—

Net cash provided by (used in) financing activities	466	(1,605)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) borrowings from affiliate	(250,000)	—	250,000

Net (decrease) increase in cash	(306,373)	(75,376)	253,998
CASH, beginning of period	680,883	675,408	306,014

CASH, end of period	374,510	$600,032	$560,012

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(55,003)	$(185,496)	$(96,267)
Depreciation	288	404	585
Contribution of services by officer of the Company	—	81,250	—
Loss on disposal of asset	—	625	—
(Increase) decrease in notes and accounts receivable	(8,920)	30,328	98,173
(Increase) decrease in prepaid expenses	(5,312)	3,235	(2,074)
Decrease in income tax receivable	2,569	—	—
Increase in due to affiliate	13,398	11,469	19,537
Decrease in accounts payable and accrued expenses	(23,859)	(15,586)	(10,956)
Increase (decrease) in refundable franchise fee deposits	20,000	—	(5,000)

Net cash provided by operating activities	$(56,839)	$(73,771)	$3,998

The accompanying notes to the financial statements are an integral part of this statement.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Netfran Development Corporation (the “Company”), as of March 31, 2004, and the results of its operations and cash flows for the periods ended March 31, 2004, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company’s Form 10-KSB registration report for 2003 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-KSB registration report for the year ended December 31, 2003.

NOTE 2 — USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 — ACCOUNTS RECEIVABLE

Following is a summary of accounts receivable:

	March 31, 2004	December 31, 2003
Accounts receivable	$19,999	$11,079
Less allowance for doubtful accounts	(3,619)	(3,619)

	$16,380	$7,460

NOTE 4 — PROPERTY AND EQUIPMENT

At March 31, 2004 and December 31, 2003, property and equipment consisted of the following:

	2004	2003
Computer equipment	$6,263	$6,263
Less accumulated depreciation	(3,674)	(3,386)

	$2,589	$2,877

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense charged to operations for the years ended March 31, 2004, 2003, and 2002 amounted to $288, $404 and $585, respectively.

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

On June 30, 2003, the note payable to Netvertise was amended and extended. In addition, all accrued and unpaid interest on this note in the amount of $6,731 was waived. This amount is recorded as other income in the condensed statements of income and accumulated deficit. The new note is in the amount of $333,985, which represents the original principal balance plus $83,985, which represented the balance of the due to affiliate. The due to affiliate was an open account with Netvertise that did not bear interest. The amended note bears interest at 7% per year, ballooning on March 26, 2006.

On January 31, 2004, the Company paid down $250,000 of the note payable.

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

NOTE 7 — EARNING (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three-month period ending March 31, 2004, 2003 and 2002, 90,000 stock options have been excluded from diluted weighted average shares as the net loss for the period would cause the incremental shares for the periods March 31, 2004 and 2003, to be anti-dilutive. For the three-month period ended March 31, 2002, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS.

The following is the calculation of loss per share:

	Three month period	Three month period	Three month period
	ended	ended	ended
	March 31, 2004	March 31, 2003	March 31, 2002
Basic earnings (loss) per cmmon share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(55,003)	$(185,496)	$(96,267)
Extraordinary items, net	—	—	—

Loss applicable to common stockholders	$(55,003)	$(185,496)	$(96,267)

Denominator
Weighted average common shares	3,698,826	3,550,770	3,340,180

Basic EPS	$(.01)	$(.05)	$(.03)

Diluted (loss) per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(55,003)	$(185,496)	$(96,267)
Extraordinary items, net	—	—	—

Loss applicable to common stockholders	$(55,003)	$(185,496)	$(96,267)

Denominator
Weighted average common shares	3,698,826	3,550,770	3,340,088

Diluted EPS	$(.01)	$(.05)	$(.03)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE

For the three-month period ended March 31, 2004, 2003 and 2002, all franchise fee sales were derived from initial franchise fees for individual franchise sales, re-sale of an individual franchise. When an individual franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise. Any additional services required by the franchisee are provided by Netvertise, Inc. At March 31, 2004, 2003 and 2002, the Company had substantially provided all necessary training and support services to existing franchisees.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company shares facilities and certain personnel with Netvertise, and accordingly, overhead costs are allocated between the two companies. For the three month period ended March 31, 2004, 2003, and 2002, the Company incurred shared overhead costs in the amount of $8,400.

At March 31, 2004 and December 31, 2003, included on the balance sheet under the caption “due to affiliate” is $19,553 and $6,155, respectively, of various expenditures paid by Netvertise on behalf of the Company.

In January 2003, the Company issued 33,738 shares of its common stock as payment for legal services rendered to the Company during 2002. The value per share at the time the legal services were rendered was $.024 per share. These shares were deemed issuable as of December 31, 2002.

In February 2003, the Company issued 325,000 shares of its common stock as payment for officer compensations during 2003. The value per share at the time the services were rendered was $0.25 per share.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 — STOCK INCENTIVE PLAN

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

NOTE 11 — STRATEGIC VENTURE

On July 22, 2003, the Company entered into a three-year agreement with Strategica Management, LLC (“SM”). SM is to provide financial advisory services that would include endeavoring to arrange or provide up to $10 million in value to the Company by arranging financing, merger and acquisition transactions, obtaining customers, or other transactions that may be identified by SM and proposed to the Company. As part of the agreement, SM received $5,000 and was issued in escrow, 668,018 shares of the Company’s stock. The Company has not recorded these shares as outstanding in the accompanying condensed balance sheets as SM has not completed its performance under this agreement, nor has any performance commitment been reached as of March 31, 2004.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — STRATEGIC VENTURE (CONTINUED)

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

NOTE 12 — LITIGATION

A group of franchisees have filed a Demand for Arbitration with Netfran. The Company will respond to these claims through its attorney. Netfran believes that the allegations made by these franchisees are frivolous and without merit and the Company will ultimately prevail in this matter.