Form 10QSB
period 2004-06-03
NETFRAN DEVELOPMENT CORP
filed 2004-08-16
CIK 1145254

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

Commission File No. 0-50051

NETFRAN DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA (State of incorporation)	65-0983277 (Employer Identification No.)

2801 N.E. 208th Terrace, 2nd Floor, Miami, FL 33180

(Address of principal executive offices)

(305) 931-4000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,366,844 shares as of July 1, 2004.

Transitional Small Business Format: No

PART I - FINANCIAL INFORMATION

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

We presently derive most of our revenue from initial franchise fees from the sale of individual and regional director franchises. We now have one master franchise in Great Britain from which we receive approximately $9,000 in franchise fees (exact fee is adjusted for pounds to dollars conversion) for each franchise awarded plus a flat monthly per-unit royalty ranging from $200 to $500 dependent on how long the master franchisee has been operating and the number of total units he has opened. On September 29, 2003 we signed our first U.S. Regional Director Agreement covering the states Colorado, New Mexico, Arizona, Nevada, Idaho, Montana and Wyoming. We have since signed two additional regional director agreements covering all or portions of three northeastern states. The agreements require the regional director to develop a minimum number of Netspace ® franchises in his or her designated region. We also anticipate that our revenues from ongoing royalties will rise as our individual franchisees establish and build their businesses. We believe that the sale of individual, regional, multi-unit and master franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country and international community where we have not sold franchises. However, when sales of franchises slow or decline we will become more dependent on ongoing royalties from our franchisees. We will support our franchisees by advertising and training but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

Related Party Transactions

The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. The Netspace franchise system was developed by Netvertise,Inc. (Netvertise). Netvertise is owned by substantially the same shareholders as is the Company. Netvertise expects to profit from the sale of products and services to the franchise owners who use the Netspace system and consumers who use Netspace products and services. The Company did not compensate Netvertise for the right to sell the Netspace franchise, and prior to October 20, 2001 there is no written agreement between the two companies. Effective October 20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide products and services to the Company's franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, e-publishing and on-line file back up, sharing and storage.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

During the three months ended June 30, 2004 we sold zero (0) U.S. franchises and one (1) U.K. franchise compared to the sale of one (1) U.S. franchise and three (3) U.K. franchises sold in the three months ended June 30, 2003. In the latter three months we had Initial franchise fees, royalty and advertising fees in the amount of $57,041 compared with fees in the amount of $76,688 for the three months ended June 30, 2003. While royalty revenues increased, the decrease in overall operating revenues was attributed to continuing problems in our sales process that we have addressed and are attempting to correct by building relationships with outside marketing consultants and adding regional directors. In addition, the absence on leave for medical reasons of our Vice President for Franchise Sales was a contributing factor to the decline in franchise sales revenues for the latter three-month period. The increase in royalty revenue is attributable to the activities of a greater number of franchisees in 2004 compared to 2003 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. Costs and expenses increased in absolute dollars to $250,517 in 2004 compared with $209,440 in the 2003 three-month period but were 4.16 times the total revenues in the 2004 compared with 2.36 times in the 2003 three-month period. The increase in costs and expenses was mainly due to a provision in the 2004 three-month period for our arbitration proceeding with some of our franchisees in the amount of $51,000. We decreased advertising expense from $22,833 in 2003 to $1,775 in the 2004 quarter while we re-evaluated our marketing programs. Conventions and seminars expense increased to $14,642 from $2,500 in the 2003 three- month period as we expanded our relationships with outside marketing consultants by attending corporat e conventions. Marketing and business development materials expense decreased to $7,600 in 2004 from $14,347 in the 2003 three-month period commensurate with the reduction in franchise sales for the period. Professional fees (primarily accounting and legal fees) increased from $30,841 in the 2003 quarter to $45,394 in the 2004 quarter due primarily to the additional costs of operating a registered company. Salaries and wages increased from $68,020 to $87,167 as a result of certain internal restructuring and normal raises.

As a result we incurred a net loss of $190,084 in the 2004 quarter compared to a loss of $120,825 in the 2003 quarter.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

During the six months ended June 30, 2004 we sold one (1) U.S. franchise and four (4) U.K. franchises compared to the sale of two (2) U.S. franchises and eight (8) U.K. franchises sold in the six months ended June 30, 2003. In the latter six months we had Initial franchise fees, royalty and advertising fees in the amount of $158,140 compared with fees in the amount of $173,847 for the six months ended June 30, 2003. While royalty revenues increased, the decrease in overall operating revenues was attributed to continuing problems in our sales process that we have addressed by bolstering our relationships with marketing consultants and adding regional directors. In addition, the absence on medical leave of our Vice President of Franchise Sales was a contributing factor to the decline in franchise sales revenues for the latter six-month period. The increase in royalty revenue is attributable to the activities of a greater number of franchisees in 2004 compared to 2003 as well as to an increase in sales activities by our franchisees as they continue to operate their businesses. Total costs and expenses decreased from $508,070 in 2003 to $416,221 in the latter six-month period and were 2.43 times the total revenues in the 2004 compared with 2.52 times in the 2003 six-month periods. We decreased advertising expense from $42,340 in 2003 to $3,350 in the 2004 six-month period as we re-evaluated our marketing plan. We increase Conventions and seminars expense to $21,025 in 2004 from $5,776 in the 2003 six-month period to reflect our increased efforts to establish relationships with outside marketing consultants. Salaries and wages decreased to $168,266 in the six-month period ended June 30, 2004 from $218,532 in 2003. Included in June 30, 2003 salaries and wages was the issuance of 325,000 shares of restricted stock to employees valued at 25 cents per share. This restricted stock was issued during the first quarter of 2003.

As a result we incurred a net loss of $245,087 in the 2004 six-month period compared to net loss of $306,321 in the 2003 period

LIQUIDITY AND CAPITAL RESOURCES

Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services requested from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

Cash used in operating activities was approximately $218,000 for the six-month period ended June 30, 2004. This was due primarily to the payments we made for salaries and wages and other operating expenditures exceeding the payments we received from franchise sales and royalty revenues.

Cash derived from investing activities was $3,675 for the six-month period ended June 30, 2004. This was attributable to the repayment of employee and franchisee advances.

Cash of $237,343 was used in financing activities during the three-month period ended March towards the partial repayment of accrued interest and principal on a loan from Netvertise.

Prior to the distribution of our shares to Netvertise shareholders, Netvertise contributed $488,041 of our open account loans to our capital. On March 6, 2002, we had borrowed $250,000 from Netvertise and issued to Netvertise a promissory note providing for repayment on March 6, 2004 with interest at 7%. On June 30, 2003 Netvertise had agreed to extend and amend the note. The new note was in the amount of $333,985, which was comprised of the principal balance from the previous note, plus $83,985 of an open trade account with Netvertise that was non-interest bearing. The new note bears interest at 7%. Interest is payable annually and principal is due at maturity on March 6, 2006. With the repayment of $250,000 we now owe Netvertise $96,642 plus additional accrued interest on the note.

Netvertise has no other obligation to support our capital requirements. We believe that we will have sufficient liquidity to meet our needs for the next twelve months based upon our expected expenses and funds on hand and expected from anticipated revenues from operations, including minimum royalties payable by our franchisees.

On July 22, 2003 we signed an agreement with Strategica Management LLC, an investment banking and consulting firm, under which Strategica will be awarded shares of stock in the company equal to 20 percent of the shares issued and outstanding. These shares will initially be restricted and held in escrow by the Company and may be repurchased at a price of $.0001 per share, to the extent Strategica is not instrumental in providing up to $10,000,000 in value to the company. The value accretion is to be achieved through various transactions that may include, at our election, mergers, acquisitions, financing, new customers or other value building transactions. To date the shares are still escrowed as Strategica has not satisfied the conditions for release of the shares from the escrow account.

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

The Company and our business continues to be subject to a number of risk factors, including but not limited to the fluctuations in demand for our franchises due to such factors as competition and economic conditions, inadequate performance by our franchisees, a history of operating losses and the potential need for additional funds in view of these losses, and the potential conflicts of interest arising out of our relationship with Netvertise. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks set forth in our Annual Report on Form 10-KSB, our other Quarterly Reports on Form 10-QSB; and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed after the date hereof. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

PART II - OTHER INFORMATION

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

      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFRAN DEVELOPMENT CORP.

August 5, 2004	By:	/s/ Elliot Krasnow
Elliot Krasnow, President (principal chief executive officer)

August 5, 2004	By:	/s/ Robert Steinberg
Robert Steinberg, Treasurer (principal accounting and financial officer)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

AND DECEMBER 31, 2003

NETFRAN DEVELOPMENT CORPORATION

MIAMI, FLORIDA

NETFRAN DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
	(Unaudited) June 30, 2004	December 31, 2003

CURRENT ASSETS
Cash	$229,275	$680,883
Accounts receivable, net	13,324	7,460
Prepaid expenses and other	7,456	10,939

Total current assets	250,055	699,282

PROPERTY AND EQUIPMENT – NET	2,301	2,877

Total assets	$252,356	$702,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Due to affiliate	$15,969	$6,155
Accounts payable and accrued expenses	120,427	97,614

Total current liabilities	136,396	103,769

LONG-TERM LIABILITIES
Note payable to affiliate	96,642	333,985

Total liabilities	233,038	437,754

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,698,826 shares issued or issuable and outstanding at June 30, 2004 and December 31, 2003	3,699	3,699
Paid-in capital	711,772	711,772
Accumulated deficit	(696,153)	(451,066)

Total stockholders’ equity	19,318	264,405

Total liabilities and stockholders’ equity	$252,356	$702,159

The accompanying notes to the condensed financial statements are an integral part of these statements.
11

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited) Six-month period ended June 30, 2004	(Unaudited) Six-month period ended June 30, 2003

REVENUES
Initial franchise, royalty, and advertising fees	$158,140	$173,847
Marketing and business development materials	12,573	26,569
Interest income	259	1,333

Total revenues	170,972	201,749

COSTS AND EXPENSES
Advertising	3,350	42,340
Commission	17,000	31,232
Conventions and seminars	21,025	5,776
Depreciation	576	809
Franchise materials	-	5,957
General and administrative	29,306	34,815
Interest expense	4,297	9,049
Licenses, permits, and taxes	18,667	19,423
Loss on disposal of assets	-	625
Marketing and business development materials	21,573	37,069
Overhead costs	16,800	16,800
Professional fees	58,944	62,068
Salaries and wages	168,266	218,532
Provision for litigation settlement	51,000	-
Travel	5,417	23,575

Total costs and expenses	416,221	508,070

Loss before income taxes	(245,249)	(306,321)

BENEFIT FROM INCOME TAXES	162	-

Net loss	(245,087)	(306,321)

ACCUMULATED DEFICIT, beginning of period	(451,066)	(288,067)

ACCUMULATED DEFICIT, end of period	$(696,153)	$(594,388)

LOSS PER COMMON SHARE:

BASIC LOSS PER COMMON SHARE	$(0.07)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES	3,698,826	3,625,207

DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.08)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,698,826	3,625,207

The accompanying notes to the condensed financial statements are an integral part of these statements.
12

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF INCOME AND
ACCUMULATED DEFICIT

	(Unaudited) Three-month period ended June 30, 2004	(Unaudited) Three-month period ended June 30, 2003

REVENUES
Initial franchise, royalty, and advertising fees	$57,041	$76,688
Marketing and business development materials	3,100	11,347
Interest income	130	580

Total revenues	60,271	88,615

COSTS AND EXPENSES
Advertising	1,775	22,833
Commission	500	14,261
Conventions and seminars	14,642	2,500
Depreciation	288	405
Franchise materials	-	2,972
General and administrative	15,210	11,986
Interest expense	4,216	4,495
Licenses, permits, and taxes	12,750	12,079
Marketing and business development materials	7,600	14,347
Overhead costs	8,400	8,400
Professional fees	45,394	30,841
Salaries and wages	87,167	68,020
Provision for litigation settlement	51,000	-
Travel	1,575	16,301

Total costs and expenses	250,517	209,440

(Loss) income before income taxes	(190,246)	(120,825)

BENEFIT FROM INCOME TAXES	162	-

Net (loss) income	(190,084)	(120,825)

ACCUMULATED DEFICIT, beginning of period	(506,069)	(473,563)

ACCUMULATED DEFICIT, end of period	$(696,153)	$(594,388)

(LOSS) EARNINGS PER COMMON SHARE:

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES	3,698,826	3,698,826

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,698,826	3,698,826

The accompanying notes to the condensed financial statements are an integral part of these statements.
13

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS

	(Unaudited)	(Unaudited)
	Six-month period ended June 30, 2004	Six-month period ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$155,376	$231,781
Cash paid to suppliers and employees	(369,172)	(376,803)
Interest received	259	1,436
Interest paid	(12,772)	(17,799)
Tax refunded	8,369	-

Net cash (used in) provided by operating activities	(217,940)	(161,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from employees and franchises, net	3,675	-
Purchases of property and equipment	-	(1,605)

Net cash provided by (used in) investing activities	3,675	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) borrowings from affiliate, net	(237,343)	-

Net (decrease) increase in cash	(451,608)	(162,990)

CASH, beginning of period	680,883	675,408

CASH, end of period	$229,275	$512,418

The accompanying notes to the condensed financial statements are an integral part of these statements.
14

NETFRAN DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS

	(Unaudited) Six-month period ended June 30, 2004	(Unaudited) Six-month period ended June 30, 2003

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(245,087)	$(306,321)
Depreciation	576	809
Stock compensation	-	81,250
Loss on disposal of assets	-	625
Increase (decrease) in notes and accounts receivable	(5,864)	31,365
Decrease in income tax receivable	8,207	-
Increase in prepaid expenses and other assets	(8,399)	12,803
Increase in due to affiliate	9,814	22,495
Increase (decrease) in accounts payable and accrued expenses	22,813	(4,411)
Decrease in refundable franchise fee deposits	-	-

Net cash (used in) provided by operating activities	$(217,940)	$(161,385)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On June 30, 2003, the Company amended and extended its note payable to Netvertise. As part of the amendment, the note payable was increased by $83,985, which represented the balance of the due to affiliate.

The accompanying notes to the condensed financial statements are an integral part of these statements.
15

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Netfran Development Corporation (the “Company”), as of June 30, 2004, and the results of its operations and cash flows for the periods ended June 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States o f America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company’s Form 10-KSB registration report for 2003 filed with the Securities and Exchange Commission.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Following is a summary of accounts receivable:
	June 30, 2004	December 31, 2003

Accounts receivable	$16,943	$11,079
Less allowance for doubtful accounts	(3,619)	(3,619)

	$13,324	$7,460

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2004 and December 31, 2003, property and equipment consisted of the following:
	June 30, 2004	December 31, 2003

Computer equipment	$6,263	$6,263
Less accumulated depreciation	(3,962)	(3,386)

	$2,301	$2,877

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense charged to operations for the six-month periods ended June 30, 2004 and 2003 and, amounted to $576 and $809, respectively.

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

On June 30, 2003, the note payable to Netvertise was amended and extended. The new note is in the amount of $333,985, which represents the original principal balance plus $83,985, which represented the balance of the due to affiliate. The due to affiliate was an open account with Netvertise that did not bear interest. The amended note bears interest at 7% per year, payments of interest-only on a quarterly basis, ballooning on March 6, 2006.

On January 31, 2004, the Company paid down $237,343 of the note payable.

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

NOTE 7 - INCOME (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For the six-month period ending June 30, 2004, 90,000 stock options have been excluded from diluted weighted average shares as the net loss for the period would cause the incremental shares to be anti-dilutive. For the six-month period ended June 30, 2003, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS.

The following is the calculation of earnings per share:

	Six-month period ended June 30, 2004	Six-month period ended June 30, 2003

Basic loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(245,087)	$(306,321)
Extraordinary items, net	-	-

Loss applicable to common stockholders	$(245,087)	$(306,321)

Denominator
Weighted average common shares	3,698,826	3,625,207

Basic EPS	$(0.07)	$(0.08)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - LOSS PER SHARE (CONTINUED)

	Six-month period ended June 30, 2004	Six-month period ended June 30, 2003
Diluted loss per common share:
Numerator
Net loss before extraordinary items applicable to common stockholders	$(245,087)	$(306,321)
Extraordinary items, net	-	-

Loss applicable to common stockholders	$(245,087)	$(306,321)

Denominator
Weighted average common shares	3,698,826	3,625,207

Diluted EPS	$(0.07)	$(0.08)

	Three-month period ended June 30, 2004	Three-month period ended June 30, 2003

Basic (loss) income per common share:
Numerator
Net (loss) income before extraordinary items applicable to common stockholders	$(190,084)	$(120,825)
Extraordinary items, net	-	-

(Loss) income applicable to common stockholders	$(190,084)	$(120,825)

Denominator
Weighted average common shares	3,698,826	3,698,826

Basic EPS	$(0.05)	$(0.03)

Diluted (loss) income per common share:
Numerator
Net (loss) income before extraordinary items applicable to common stockholders	$(190,084)	$(120,825)
Extraordinary items, net	-	-

(Loss) income applicable to common stockholders	$(190,084)	$(120,825)

Denominator
Weighted average common shares	3,698,826	3,698,826

Diluted EPS	$(0.05)	$(0.03)

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE

For the six- and three-month periods ended June 30, 2004 and 2003, all franchise fee sales were derived from initial franchise fees for individual franchise sales, re-sale of an individual franchise, and sales of individual franchises in the United Kingdom that were derived from a master franchise agreement. When an individual franchise is sold, the Company agrees to provide certain services to the franchisee. Generally, these services include initial training and support services, and are usually performed within the first six months of selling the franchise. Any additional services required by the franchisee are provided by Netvertise, Inc. At June 30, 2004 and 2003, the Company had substantially provided all necessary training and support services to existing franchisees.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company shares facilities and certain personnel with Netvertise, and accordingly, overhead costs are allocated between the two companies. For the six- and three-month ended June 30, 2004 and 2003, the Company incurred overhead costs in the amount of $16,800 and $8,400.

At June 30, 2004 and December 31, 2003, included on the balance sheet under the caption “due to affiliate” is $15,969 and $6,155, respectively, of various expenditures paid by Netvertise on behalf of the Company.

In January 2003, the Company issued 33,738 shares of its common stock as payment for legal services rendered to the Company during 2002. The value per share at the time legal services were rendered was $0.24 per share. These shares were deemed issuable as of December 31, 2002.

In February 2003, the Company issued 325,000 shares of its common stock as payment for officer compensations during 2003. The value per share at the time the services were rendered was $0.25 per share.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - STOCK INCENTIVE PLAN

In 2004, the Company established a Stock Incentive Plan (“Stock Plan”), which provides eligible employees, consultants, and non-employee directors of the Company and its affiliates, stock-based incentives in the Company thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain, and reward such individuals. Under the Stock Plan, a maximum of 600,000 shares may be awarded. The options awarded are subject to an option term determined by a Committee. However, no option shall be exercisable more than ten years after the date of grant. Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at grant.

On February 11, 2003, the Company granted 325,000 shares of restricted stock, in accordance with the Stock Plan to three of its officers. This restricted stock had a fair value of 25 cents per share and was recorded as compensation for the six-month period ended June 30, 2003. This restricted stock was fully vested on February 11, 2003. In the event the participant engages in detrimental activity as defined in the Stock Plan prior to, or during the one-year period after vesting of the restricted stock, the Committee may direct (at any time within two years thereafter) that the participant shall pay over to Netfran an amount equal to the fair market value at the time of vesting of any restricted stock, which had vested in the period referred to above.

During 2003, in accordance with the Stock Plan, the Company granted 90,000 stock options as follows:

Grantee	No. of Shares	Vesting Schedules	Term	Price

Two Officers	80,000	1/3 each year	10 years	$.25
Non-Officers	10,000	1/3 each year	10 years	$.25

NOTE 11 - STRATEGIC VENTURE

On July 22, 2003, the Company entered into a three-year agreement with Strategica Management LLC (“SM”). SM is to provide financial advisory services that would include endeavoring to arrange or provide up to $10 million in value to the Company by arranging financing, merger & acquisition transactions, obtaining customers, or other transactions that may be identified by SM and proposed to the Company. As part of the agreement, SM shall receive $5,000 and will be issued in escrow, 668,018 shares of the Company’s stock. The Company has not recorded these shares as outstanding in the accompanying condensed balance sheets as SM has not completed its performance under this agreement, nor has any performance commitment been reached as of June 30, 2004.

NETFRAN DEVELOPMENT CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - STRATEGIC VENTURE (CONTINUED)

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

NOTE 12 - LITIGATION

A group of franchisees have filed a demand for arbitration with Netfran. As of June 30, 2004, the Company accrued $51,000 in settlement fees and $4,000 in professional fees as an estimated cost of arbitration.

