Form 10QSB
period 2004-09-30
NETFRAN DEVELOPMENT CORP
filed 2004-11-15
CIK 1145254

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:                               SEPTEMBER 30, 2004

COMMISSION FILE NO.  0-50051

                            NETFRAN DEVELOPMENT CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 FLORIDA                              65-0983277
        -------------------------           -----------------------------
        (State of  incorporation)           (Employer Identification No.)

               2801 N.E. 208TH TERRACE, 2ND FLOOR, MIAMI, FL 33180
               ---------------------------------------------------
                    (Address of principal executive offices)?

                                 (305) 931-4000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,366,844 shares as of November 1, 2004.

Transitional Small Business Format: No
                                    --

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements are located behind the signature page of this report.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Commission for the year ended December 31, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB that may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those in the forward looking statements including, but not limited to: (i) the continued growth of the U.S. and U.K. markets;(ii) continued positive economic climate in the U.S. and the U.K.; (iii) competition in our existing lines of business; and (iv) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

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

We derive our revenues from franchise operations, which include an individual franchise fee, currently $39,500 per unit, in an identified territory, a regional director franchise fee, currently $150,000, revenue sharing with franchisees, and 10% on-going royalties based on gross retail revenues to the franchisees' customers, and advertising fees of 1% of revenues generated by its franchisees.

We presently derive most of our revenue from initial franchise fees from the sale of individual and regional director franchises. We now have one master franchise in Great Britain from which we receive approximately $10,000 in franchise fees (exact fee is adjusted for pounds to dollars conversion) for each franchise awarded plus a flat monthly per-unit royalty ranging from $200 to $500 dependent on how long the master franchisee has been operating and the number of total units he has opened. We had previously entered into three Regional Director Agreements that require the regional director to develop a minimum number of Netspace(R) franchises in his or her designated region. Subsequent to September 30, 2004, we reacquired the regional director territory for the Metropolitan New York City/Connecticut area. We anticipate that our revenues from ongoing royalties will rise as our individual franchisees establish and build their businesses. We believe that the sale of individual, regional, multi-unit and master franchises will continue to generate the bulk of our revenues for at least the next five years in view of the large part of the country and international community where we have not sold franchises. We have recently revised our franchisee candidate profile to that of an "owner-manager" rather than the "owner-operator" approach that had been prevalent in our prior franchise awards, and believe this change will attract higher net worth individuals more capable of ramping and, therefore, sustaining their franchise business for long-term growth. However, when sales of franchises slow or decline, we will become more dependent on ongoing royalties from our franchisees. We will support our brand with franchisee advertising and training, but cannot predict what level of revenues we will achieve from ongoing royalties from our franchisees.

RELATED PARTY TRANSACTIONS

The Company derives its revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. The Netspace franchise system was developed by Netvertise, Inc. (Netvertise). Netvertise is owned by substantially the same shareholders as is the Company. Netvertise expects to profit from the sale of products and services to the franchise owners who use the Netspace system and consumers who use Netspace products and services. The Company did not compensate Netvertise for the right to sell the Netspace franchise, and prior to October 20, 2001, there is no written agreement between the two companies. Effective October 20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide products and services to the Company's franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, online search engine promotion, e-publishing and online file back up, sharing and storage.

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

See  "Liquidity  and  Capital   Resources"  for  additional   transactions  with
Netvertise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

During the three months ended September 30, 2004, we sold zero (0) U.S. franchise and three (3) U.K. franchises compared to the sale of two (2) U.S. franchises and four (4) U.K. franchises sold in the three months ended September 30, 2003. In the latter three months we had Initial franchise fees, royalty and advertising fees in the amount of $53,914 compared with fees in the amount of $127,220 for the three months ended September 30, 2003. The decrease in overall operating revenues was attributed to continuing problems in our sales process that we have addressed by bolstering our relationships with marketing consultants and restructuring our internal sales force. In addition, the departure of our Vice President of Franchise Sales was a contributing factor to the decline in franchise sales revenues for the latter three-month period. Total costs and expenses increased from $177,069 in 2003 to $191,945 in the latter three-month period and were 3.43 times the total revenues in the 2004 compared with 1.24 times in the 2003 three-month periods. Commission expense decreased from $23,338 in the 2003 quarter to zero in the 2004 period due to the decrease in sales. Salaries and wages increased to $82,236 in the three-month period ended September 30, 2004 from $66,791 in 2003. There was an additional provision for settlement of our arbitration proceeding in the 2004 three-month period in the amount of $21,250 that was not in the 2003 three-month period.

As a result we incurred a net loss of $136,052 in the 2004 three-month period compared to net loss of $34,664 in the 2003 period

NINE MONTHS ENDED SETPEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

During the nine months ended September 30, 2004, we sold one (1) U.S. franchise and seven (7) U.K. franchises compared to the sale of four (4) U.S. franchises and twelve (12) U.K. franchises sold in the nine months ended September 30, 2003. In the latter nine months we had Initial franchise fees, royalty and advertising fees in the amount of $212,053 compared with fees in the amount of $301,067 for the nine months ended September 30, 2003. The decrease in overall operating revenues was attributed to continuing problems in our sales process that we have continued to address and are attempting to correct by building relationships with outside marketing consultants, strengthening our corporate sales team and developing a corporately run franchise unit that will serve as both a model for franchise sales and as a laboratory for testing new products and processes. In addition, the departure of our Vice President for Franchise Sales was a contributing factor to the decline in franchise sales revenues for the latter nine-month period. As stated, we have restructured our sales organization to compensate for these changes. Total costs and expenses decreased in absolute dollars to $608,185 in 2004 compared with $685,139 in the 2003 nine-month period and were 2.68 times the total revenues in the 2004 compared with 1.99 times in the 2003 nine-month period. Total costs and expenses for the nine-month period included a provision for settlement of our arbitration proceeding with some of our franchisees in the amount of $72,250 that was not included in the earlier period ended September 30, 2003. Had this provision not been required, expenses in the latter nine-month period would have been reduced even further below the 2003 level. We decreased advertising expense from $58,207 in 2003 to $16,270 in the 2004 nine-month period while we continued to re-evaluate our marketing programs. We have recently increased local advertising in selected franchisee markets through our self-produced radio spots. As a result of our decreased sales, commissions decreased from $54,569 in the 2003 period to $17,000 in the latter nine-month period. Similarly, marketing and business development materials decreased from $50,182 in 2003 to $28,052 in the latter nine-month period. Conventions and seminars expense increased to $21,025 from $8,276 in the 2003 nine- month period as we continued to expanded our relationships with outside marketing consultants by attending corporate conventions. Professional fees (primarily accounting and legal fees) continued to increase going from $76,813 in the 2003 period to $83,415 in the 2004 nine-month period due primarily to the additional costs of operating a registered company. Salaries and wages decreased from $285,324 to $250,502 as result, in part, of certain internal staff restructuring.

As a result we incurred a net loss of $381,139 in the 2004 period compared to a loss of $340,985 in the 2003 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Under our agreement with Netvertise, Inc. we pay only for facilities, personnel, and services requested from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

Cash used in operating activities was $390,331 for the nine-month period ended September 30, 2004. This was due primarily to the payments we made for salaries and wages and other operating expenditures exceeding the payments we received from franchise sales and royalty revenues.

Cash used in investing activities was $181 for the nine-month period ended September 30, 2004. This was attributable to employee and franchisee advances.

Cash of $237,343 was used in financing activities during the nine-month period ended September 30, 2004, towards the partial repayment of accrued interest and principal on a loan from Netvertise.

Prior to the distribution of our shares to Netvertise shareholders, Netvertise contributed $488,041 of our open account loans to our capital. On March 6, 2002, we had borrowed $250,000 from Netvertise and issued to Netvertise a promissory note providing for repayment on March 6, 2004 with interest at 7%. On June 30, 2003, Netvertise had agreed to extend and amend the note. The new note was in the amount of $333,985, which was comprised of the principal balance from the previous note, plus $83,985 of an open trade account with Netvertise that was non-interest bearing. The new note bears interest at 7 %. Interest is payable annually and principal is due at maturity on March 6, 2006. With the repayment of $250,000, we now owe Netvertise $96,642 plus additional accrued interest on the note.

Netvertise has guaranteed the cash flow needs of the company up to $500,000 for the period beginning October 1, 2004, and ending September 30, 2005, by agreeing to make capital contributions up to that amount.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.


There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

On May 5, 2004, Registrant received a demand for arbitration before the American Arbitration Association from a group of Netspace franchisees. The claimants were seeking damages from Registrant and other remedies arising from their franchise contracts with Registrant. On August 25, 2004, Registrant entered into a settlement with all the claimants under which Registrant reacquired the franchises of the claimants and paid to the claimants various sums, net of royalties in arrears, totaling $70,550. The demand for arbitration was dismissed with prejudice and the parties executed general releases and the claimants acknowledged that Registrant had engaged in no wrongful conduct towards them. On October 22, 2004, Registrant entered into an agreement with a group of nine (9) franchisees to reacquire their franchises for the total sum of $31,500.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

10.1     Guaranty of Netvertise, Inc. dated November 11, 2004.
31.1     Rule 13a - 14 (a)/15d - 14 (a) Certification by CEO
31.2     Rule 13a - 14 (a)/15d - 14 (a) Certification by CFO
32.2     Section 1350 Certification of CEO
32.2     Section 1350 Certification by CFO

         (b) REPORTS ON FORM 8-K

         On  August  26,  2004  we  filed  a  Form  8-K   reporting  termination
of our agreement with Strategica Management LLC under section 8.01.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NETFRAN DEVELOPMENT CORP.


November 12, 2004           By: /s/ Elliot Krasnow
                                ------------------------------------------------
                                    Elliot Krasnow, President
                                    (principal chief executive officer)


November 12, 2004           By: /s/ Robert Steinberg
                                ------------------------------------------------
                                    Robert Steinberg, Treasurer
                                    (principal accounting and financial officer)

                         CONDENSED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

                              AND DECEMBER 31, 2003

                         NETFRAN DEVELOPMENT CORPORATION

                                 MIAMI, FLORIDA

                         NETFRAN DEVELOPMENT CORPORATION
                            CONDENSED BALANCE SHEETS

                              ASSETS
                                                       (Unaudited)
                                                      September 30, December 31,
                                                          2004         2003
                                                       ---------    ---------
CURRENT ASSETS
     Cash                                              $  53,028    $ 680,883
     Accounts receivable, net                             11,182        7,460
     Prepaid expenses and other                            2,895       10,939
                                                       ---------    ---------
         Total current assets                             67,105      699,282

PROPERTY AND EQUIPMENT - NET                               2,013        2,877
                                                       ---------    ---------

         Total assets                                  $  69,118    $ 702,159
                                                       =========    =========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Due to affiliate                                  $  20,206    $   6,155
     Refundable deposit                                    5,000           --
     Accounts payable and accrued expenses                64,004       97,614
                                                       ---------    ---------

         Total current liabilities                        89,210      103,769

LONG-TERM LIABILITIES
     Note payable to affiliate                            96,642      333,985
                                                       ---------    ---------

         Total liabilities                               185,852      437,754
                                                       ---------    ---------
STOCKHOLDERS' (DEFICIT) EQUITY
     Common stock,  $0.001 par value, 50,000,000
       shares  authorized, 3,698,826
       shares issued or issuable and
       outstanding at September 30, 2004
       and December 31, 2003                               3,699        3,699
     Paid-in capital                                     711,772      711,772
     Accumulated deficit                                (832,205)    (451,066)
                                                       ---------    ---------

         Total stockholders' (deficit) equity           (116,734)     264,405
                                                       ---------    ---------
         Total liabilities and stockholders'
           (deficit) equity                            $  69,118    $ 702,159
                                                       =========    =========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                         NETFRAN DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF INCOME AND
                               ACCUMULATED DEFICIT

                                                       (Unaudited)       (Unaudited)
                                                        Nine-month        Nine-month
                                                       period ended      period ended
                                                       September 30,     September 30,
                                                           2004              2003
                                                       -----------       -----------
REVENUES
     Initial franchise, royalty, and advertising fees  $   212,053       $   301,067
     Marketing and business development materials           14,552            34,692
     Interest income                                           259             1,664
     Other income                                               --             6,731
                                                       -----------       -----------

           Total revenues                                  226,864           344,154
                                                       -----------       -----------
COSTS AND EXPENSES
     Advertising                                            16,270            58,207
     Commission                                             17,000            54,569
     Conventions and seminars                               21,025             8,276
     Depreciation                                              864             1,213
     Franchise materials                                        --             6,868
     General and administrative                             43,092            49,322
     Interest expense                                        6,055            14,913
     Licenses, permits, and taxes                           24,747            25,562
     Loss on disposal of assets                                 --               625
     Marketing and business development materials           28,052            50,182
     Overhead costs                                         25,200            25,200
     Professional fees                                      83,415            76,813
     Provision for litigation settlement                    72,250                --
     Salaries and wages                                    250,502           285,324
     Travel                                                 19,693            28,065
                                                       -----------       -----------

           Total costs and expenses                        608,165           685,139
                                                       -----------       -----------

           Loss before income taxes                       (381,301)         (340,985)

BENEFIT FROM INCOME TAXES                                      162                --
                                                       -----------       -----------

           Net loss                                       (381,139)         (340,985)

ACCUMULATED DEFICIT, beginning of period                  (451,066)         (288,067)
                                                       -----------       -----------

ACCUMULATED DEFICIT, end of period                     $  (832,205)      $  (629,052)
                                                       ===========       ===========
LOSS PER COMMON SHARE:

     BASIC LOSS PER COMMON SHARE                       $      (.10)      $      (.09)
                                                       ===========       ===========

     WEIGHTED AVERAGE COMMON SHARES                      3,698,826         3,650,016
                                                       ===========       ===========

     DILUTED LOSS PER COMMON SHARE                     $      (.10)      $      (.09)
                                                       ===========       ===========

     WEIGHTED AVERAGE DILUTED COMMON SHARES              3,698,826         3,650,016
                                                       ===========       ===========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                         NETFRAN DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF INCOME AND
                               ACCUMULATED DEFICIT

                                                        (Unaudited)     (Unaudited)
                                                        Three-month     Three-month
                                                        period ended    period ended
                                                        September 30,   September 30,
                                                            2004           2003
                                                        -----------    -----------
REVENUES
     Initial franchise, royalty, and advertising fees   $    53,914    $   127,220
     Marketing and business development materials             1,979          8,123
     Interest income                                             --            331
     Other income                                                --          6,731
                                                        -----------    -----------

           Total revenues                                    55,893        142,405
                                                        -----------    -----------
COSTS AND EXPENSES
     Advertising                                             12,920         15,867
     Commission                                                  --         23,338
     Conventions and seminars                                 2,500
     Depreciation                                               288            404
     Franchise materials                                         --            911
     General and administrative                              13,787         14,507
     Interest expense                                         1,758          5,864
     Licenses, permits, and taxes                             6,080          6,139
     Marketing and business development materials             6,479         13,113
     Overhead costs                                           8,400          8,400
     Professional fees                                       24,471         14,745
     Salaries and wages                                      82,236         66,791
     Provision for litigation settlement                     21,250             --
     Travel                                                  14,276          4,490
                                                        -----------    -----------

           Total costs and expenses                         191,945        177,069
                                                        -----------    -----------

           Loss before income taxes                        (136,052)       (34,664)

BENEFIT FROM INCOME TAXES                                        --             --
                                                        -----------    -----------
           Net loss                                        (136,052)       (34,664)

ACCUMULATED DEFICIT, beginning of period                   (696,153)      (594,388)
                                                        -----------    -----------

ACCUMULATED DEFICIT, end of period                      $  (832,205)   $  (629,052)
                                                        ===========    ===========
LOSS PER COMMON SHARE:

     BASIC LOSS PER COMMON SHARE                        $      (.04)   $      (.01)
                                                        ===========    ===========

     WEIGHTED AVERAGE COMMON SHARES                       3,698,826      3,698,826
                                                        ===========    ===========

     DILUTED LOSS PER COMMON SHARE                      $      (.04)   $      (.01)
                                                        ===========    ===========

     WEIGHTED AVERAGE DILUTED COMMON SHARES               3,698,826      3,698,826
                                                        ===========    ===========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                         NETFRAN DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS

                                                       (Unaudited)    (Unaudited)
                                                        Nine-month     Nine-month
                                                       period ended   period ended
                                                       September 30,  September 30,
                                                           2004          2003
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                       $ 218,410      $ 333,328
     Cash paid to suppliers and employees                (604,598)      (524,374)
     Interest received                                        259          1,848
     Interest paid                                        (12,772)       (17,818)
     Taxes refunded                                         8,370             --
                                                        ---------      ---------
           Net cash (used in) provided by
             operating activities                        (390,331)      (207,016)
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to employees and franchises, net               (181)          (140)
     Purchases of property and equipment                       --         (1,605)
                                                        ---------      ---------

           Net cash used in investing  activities            (181)        (1,745)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment to) borrowings from affiliate, net       (237,343)            --
                                                        ---------      ---------

                Net (decrease) increase in cash          (627,855)      (208,761)

CASH, beginning of period                                 680,883        675,408
                                                        ---------      ---------

CASH, end of period                                     $  53,028      $ 466,647
                                                        =========      =========

The accompanying notes to the condensed financial statements are an integral part of these statements.

                         NETFRAN DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS

                                                                     (Unaudited)       (Unaudited)
                                                                      Nine-month        Nine-month
                                                                     period ended      period ended
                                                                     September 30,     September 30,
                                                                         2004              2003
                                                                      ---------         ---------
RECONCILIATION OF NET LOSS TO NET CASH (USED IN)
   PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                                         $(381,139)        $(340,985)
     Depreciation                                                           864             1,213
     Bad Debt                                                             2,500                --
     Stock compensation                                                      --            81,250
     Loss on disposal of assets                                              --               625
     (Increase) decrease in notes and accounts receivable                (3,722)           (2,431)
     Decrease in income tax receivable                                    8,207                --
     (Increase) decrease in prepaid expenses and other assets            (2,482)           13,781
     Increase in due to affiliate                                        14,051            30,450
     (Decrease) increase in accounts payable and accrued expenses       (33,610)            9,081
     Increase in refundable franchise fee deposits                        5,000                --
                                                                      ---------         ---------

                Net cash (used in) provided by operating activities   $(390,331)        $(207,016)
                                                                      =========         =========

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
                  In the  opinion  of  management,  the  accompanying  unaudited condensed interim financial statements reflect all adjustments
                  (consisting   of  only  normal  and   recurring   adjustments)
                  necessary to present fairly the financial  position of Netfran
                  Development  Corporation (the "Company"),  as of September 30,
                  2004, and the results of its operations and cash flows for the periods  ended  September  30,  2004 and 2003.  The results of operations  for  such  interim  periods  are  not  necessarily indicative  of the results for a full year.  The  accompanying unaudited  condensed  interim  financial  statements have been prepared in accordance  with accounting  principles  generally accepted in the United States of America for interim financial
                  reporting   and  with   instructions   to  Form   10-QSB  and,
                  accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for 2003 filed with the Securities and Exchange Commission.

                  The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended December 31, 2003.

NOTE  2 -         USE OF ESTIMATES
                  The  preparation  of financial  statements in conformity  with accounting  principles generally accepted in the United States
                  of  America   requires   management  to  make   estimates  and
                  assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE  3 -         ACCOUNTS RECEIVABLE
                  Following is a summary of accounts receivable:

                                                                    SEPTEMBER 30, 2004             DECEMBER 31, 2003
                                                                    ------------------             -----------------
                    Accounts receivable                                    $14,801                       $11,079
                    Less allowance for doubtful accounts                    (3,619)                       (3,619)
                                                                           -------                       -------
                                                                           $11,182                       $ 7,460
                                                                           =======                       =======

NOTE  4 -         PROPERTY AND EQUIPMENT
                  At September 30, 2004 and December 31, 2003, property and equipment consisted of the following:

                                                                    SEPTEMBER 30, 2004             DECEMBER 31, 2003
                                                                    ------------------             -----------------
                    Computer equipment                                     $ 6,263                       $ 6,263
                    Less accumulated depreciation                           (4,250)                       (3,386)
                                                                           -------                       -------
                                                                           $ 2,013                       $ 2,877
                                                                           =======                       =======

                         NETFRAN DEVELOPMENT CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  4 -         PROPERTY AND EQUIPMENT (CONTINUED)
                  Depreciation expense charged to operations for the nine-month periods ended September 30, 2004 and 2003, amounted to $864 and $1,213, respectively.

NOTE  5 -         NOTE PAYABLE TO AFFILIATE
                  On March 6, 2002, Netvertise made a loan to the Company in the amount of $250,000 to fund operations. The note was to bear interest at 7% per year, payments of interest-only on a quarterly basis, ballooning in two years.

                  During 2002, the Company did not make the required quarterly payments on the note and was in technical default. Netvertise advised the Company that it would not demand immediate payment on the note and extended the due date on the past due interest to March 6, 2003. Prior to March 6, 2003, the past due interest had been paid in full.

                  On September  30, 2003,  the note  payable to  Netvertise  was amended and extended. The new note is in the amount of $333,985, which represents the original principal balance plus $83,985, which represented the balance of the due to affiliate. The due to affiliate was an open account with Netvertise that did not bear interest. The amended note bears interest at 7% per year, payments of interest-only on a quarterly basis, ballooning on March 6, 2006.

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

                  The Company sells Netspace franchises. Netspace provides Internet web design, hosting, updating, and related services to businesses and individuals. The Netspace system was developed by Netvertise, Inc. ("Netvertise"), a related company. Netvertise is related to the Company, as they both have the same ownership.

                         NETFRAN DEVELOPMENT CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  6 -         COMMITMENTS  AND  CONTINGENCIES  WITH  OFF-BALANCE  SHEET RISK
                  (CONTINUED)
                  The Company derives its revenue primarily from the sale of the
                  Netspace  franchises  and from royalties paid by the franchise holders.  Netvertise  expects  to  profit  from  the  sale  of services to the  ultimate  users of the Netspace  system.  The
                  Company did not  compensate  Netvertise  for the right to sell the  franchise.  The  Company  and  Netvertise  have a written
                  agreement   whereas   Netvertise   provides  services  to  the
                  Company's  franchisees.  The services shall consist of website
                  development,   website   hosting,   maintenance   support  and
                  upgrading,   graphic  design,  copy  writing,   training,  and
                  e-publishing. The agreement also stipulates that Netvertise will provide its personnel, office space, facilities, and support services as may be requested by the Company. The costs of these services are to be reimbursed to Netvertise on a monthly basis. This agreement continues until the termination of the last Netfran franchise agreement.

NOTE  7 -         LOSS PER SHARE
                  Basic loss per share ("EPS") was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the nine-month period ending September
                  30, 2004, 90,000 stock options have been excluded from diluted weighted average shares as the net loss for the period would cause the incremental shares to be anti-dilutive. For the nine-month period ended September 30, 2003, the Company did not issue stock warrants, stock options, or certain other transactions that would have a dilutive effect on EPS.

                  The following is the calculation of loss per share:

                                                                             Nine-month     Nine-month
                                                                            period ended   period ended
                                                                            September 30,  September 30,
                                                                                2004           2003
                                                                            -----------    -----------
                  Basic loss per common share:
                       Numerator
                           Net loss before extraordinary items applicable
                              to common stockholders                        $  (381,139)   $  (340,985)
                           Extraordinary items, net                                  --             --
                                                                            -----------    -----------
                           Loss applicable to common stockholders           $  (381,139)   $  (340,985)
                                                                            ===========    ===========
                       Denominator
                           Weighted average common shares                     3,698,826      3,650,016
                                                                            -----------    -----------
                                   Basic EPS                                $      (.10)   $      (.09)
                                                                            -----------    ===========

                         NETFRAN DEVELOPMENT CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  7 -         LOSS PER SHARE (CONTINUED)

                                                                      Nine-month    Nine-month
                                                                     period ended  period ended
                                                                     September 30, September 30,
                                                                         2004           2003
                                                                     -----------    -----------
Diluted loss per common share:
      Numerator
        Net loss before  extraordinary  items applicable to common
            stockholders                                             $  (381,139)   $  (340,985)
        Extraordinary items, net                                              --             --
                                                                     -----------    -----------
        Loss applicable to common stockholders                       $  (381,139)   $  (340,985)
                                                                     ===========    ===========
      Denominator
        Weighted average common shares                                 3,698,826      3,650,016
                                                                     -----------    -----------
                 Diluted EPS                                         $      (.10)   $      (.09)
                                                                     ===========    ===========

                                                                      Three-month  Three-month
                                                                     period ended  period ended
                                                                     September 30, September 30,
                                                                         2004          2003
                                                                     -----------    -----------
Basic loss per common share:
      Numerator
        Net loss before  extraordinary  items applicable to common
            stockholders                                             $  (136,052)   $   (34,664)
        Extraordinary items, net                                              --             --
                                                                     -----------    -----------
        Loss applicable to common stockholders                       $  (136,052)   $   (34,664)
                                                                     ===========    ===========
      Denominator
        Weighted average common shares                                 3,698,826      3,698,826
                                                                     -----------    -----------
                 Basic EPS                                           $      (.04)   $      (.01)
                                                                     ===========    ===========
Diluted loss per common share:
      Numerator
        Net loss before  extraordinary  items applicable to common
            stockholders                                             $  (136,052)   $   (34,664)
        Extraordinary items, net                                              --             --
                                                                     -----------    -----------
        Loss applicable to common stockholders                       $  (136,052)   $   (34,664)
                                                                     ===========    ===========
      Denominator
        Weighted average common shares                                 3,698,826      3,698,826
                                                                     -----------    -----------
                 Diluted EPS                                         $      (.04)   $      (.01)
                                                                     ===========    ===========

                         NETFRAN DEVELOPMENT CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  8 -         INITIAL  MATERIALS  FRANCHISE  FEE  REVENUE AND  MARKETING AND
                  BUSINESS DEVELOPMENT REVENUE
                  For the nine- and three-month  periods ended September 30 2004 and 2003,  all  franchise  fee sales were derived from initial franchise fees for individual  franchise sales,  re-sale of an individual  franchise,  and sales of individual  franchises in the United  Kingdom that were derived from a master  franchise agreement.  When an individual  franchise is sold, the Company
                  agrees  to  provide   certain   services  to  the  franchisee.
                  Generally, these services include initial training and support services, and are usually performed within the first nine months of selling the franchise. Any additional services required by the franchisee are provided by Netvertise, Inc. At
                  September 30, 2004 and 2003, the Company had substantially provided all necessary training and support services to existing franchisees.

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
                  The Company shares facilities and certain personnel with Netvertise, and accordingly, overhead costs are allocated between the two companies. For the nine- and three-month periods ended September 30, 2004 and 2003, the Company incurred overhead costs in the amount of $25,200 and $8,400, respectively per year.

                  At September 30, 2004 and December 31, 2003, included on the balance sheet under the caption "due to affiliate" is $20,206 and $6,155, respectively, of various expenditures paid by Netvertise on behalf of the Company.

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

                         NETFRAN DEVELOPMENT CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  10 -        LIQUIDITY REQUIREMENTS
                  As  shown  in  the  accompanying   financial  statements,   at
                  September 30, 2004, current liabilities exceeded current assets by approximately $22,000. The Company is seeking other options to increase cash flows including raising capital.

                  As disclosed on the balance sheet and in Note 5 and 9, a significant portion of the long-term debt and due to affiliate is due to Netvertise. The President of Netvertise has represented that it will not demand payment of this debt until the Company has the capability to repay it without impairing its operations or financial position.

                  On November 11, 2004, Netvertise agreed to guarantee the Company's cash flow funding needs up to $500,000, as needed, for the period October 1, 2004 through September 30, 2005.

NOTE  11 -        STOCK INCENTIVE PLAN
                  In  2003,  the  Company  established  a Stock  Incentive  Plan
                  ("Stock   Plan"),    which   provides   eligible    employees,
                  consultants, and non-employee directors of the Company and its affiliates, stock-based incentives in the Company thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain, and reward such individuals. Under the Stock Plan, a maximum of 600,000 shares may be awarded. The options awarded are subject to an option term determined by a Committee. However, no option shall be exercisable more than ten years after the date of grant.
                  Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at the date of grant.

                  On February 11, 2003, the Company granted 325,000 shares of restricted stock, in accordance with the Stock Plan to three of its officers. This restricted stock had a fair value of 25 cents per share and was recorded as compensation for the nine-month period ended September 30, 2003. This restricted stock was fully vested on February 11, 2003. In the event the participant engages in detrimental activity as defined in the Stock Plan prior to, or during the one-year period after vesting of the restricted stock, the Committee may direct (at any time within two years thereafter) that the participant shall pay over to Netfran an amount equal to the fair market value at the time of vesting of any restricted stock, which had vested in the period referred to above.

                         NETFRAN DEVELOPMENT CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  11 -        STOCK INCENTIVE PLAN (CONTINUED)
                  During 2003, in accordance with the Stock Plan, the Company granted 90,000 stock options as follows:

                      GRANTEE        NO. OF SHARES     VESTING SCHEDULES        TERM       PRICE
                  --------------     -------------     -----------------      ---------    -----
                  Two Officers           80,000          1/3 each year        10 years     $.25
                  Non-Officers           10,000          1/3 each year        10 years     $.25

                  The Company applies the recognition and measurement provisions of APB No. 25 to account for employee stock compensation cost, which is referred to as the intrinsic value method. No compensation cost was recognized for the Company's plans for the nine- and three-month ended September 30, 2004 and 2003. The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to SFAS No. 123.

                                                                  Nine-month ended            Nine-month ended
                                                                 SEPTEMBER 30, 2004          SEPTEMBER 30, 2003
                                                                 ------------------          ------------------
                  Net income, as reported                            $  (381,139)               $  (340,985)
                  Compensation cost based on the fair value
                      method                                                  --                         --
                  Pro forma net income                               $  (381,139)               $  (340,985)
                  BASIC EARNINGS PER SHARE
                  As reported                                        $      (.10)               $      (.09)
                                                                     -----------                -----------
                  Pro forma                                          $      (.10)               $      (.09)
                                                                     -----------                -----------
                  DILUTED EARNINGS PER SHARE
                  As reported                                        $      (.10)               $      (.09)
                                                                     -----------                -----------
                  Pro forma                                          $      (.10)               $      (.09)
                                                                     -----------                -----------

                                                                  Three-month ended           Three-month ended
                                                                  SEPTEMBER 30, 2004          SEPTEMBER 30, 2003
                                                                  ------------------          ------------------

                  Net income, as reported                            $  (136,052)               $   (34,664)
                  Compensation cost based on the fair value
                      method                                                  --                         --
                  Pro forma net income                               $  (136,052)               $   (34,664)
                  BASIC EARNINGS PER SHARE
                                                                                                -----------
                  As reported                                        $      (.04)               $      (.01)
                                                                     -----------                -----------
                  Pro forma                                          $      (.04)               $      (.01)
                                                                     -----------                -----------
                  DILUTED EARNINGS PER SHARE
                                                                                                -----------
                  As reported                                        $      (.04)               $      (.01)
                                                                     -----------                -----------
                  Pro forma                                          $      (.04)               $      (.01)
                                                                     -----------                -----------

                         NETFRAN DEVELOPMENT CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 12 -         STRATEGIC VENTURE
                  On July  22,  2003,  the  Company  entered  into a  three-year agreement  with  Strategica  Management  LLC ("SM").  SM is to
                  provide   financial   advisory  services  that  would  include
                  endeavoring to arrange or provide up to $10 million in value to the Company by arranging financing, merger & acquisition transactions, obtaining customers, or other transactions that may be identified by SM and proposed to the Company. As part of the agreement, SM shall receive $5,000 and will be issued in escrow, 668,018 shares of the Company's stock.

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

                  On August 19, 2004, Netfran terminated its advisory agreement with Strategica Management LLC. The 668,018 shares of Netfran common stock issued to Strategica Management LLC in connection with such agreement were returned to the transfer agent for cancellation.

NOTE 13 -         LITIGATION
                  A group of franchisees have filed a demand for arbitration with Netfran. On August 25, 2004, the Company settled the claim and incurred $72,250 in settlement fees.

NOTE 14 -         RECLASSIFICATIONS
                  Certain prior period balances have been reclassified to conform with the current period's presentation.