Form 10KSB
period 2004-12-31
NETFRAN DEVELOPMENT CORP
filed 2005-04-15
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File Number      000-50051

NETFRAN DEVELOPMENT CORP.
(Exact name of registrant as specified in charter)

(UNDER NAME CHANGE TO ARIEL WAY, INC.)

FLORIDA	65-0983277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8000 Towers Crescent Drive, Suite 1220, Vienna, VA	22182
(Address of principal executive offices)	(Zip Code)

 (703) 918-2430
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

None.

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          Netfran’s revenue for its most recent fiscal year was $275,330.

          As of April 11, 2005, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.25 for the common stock as quoted on that date) was approximately $823,041.

          As of April 11, 2005, the Company had outstanding 37,986,943 shares of its common stock, $0.001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 1. Description of Business

Netfran Development Corp. has been a franchisor of Internet web site design, hosting, updating, maintenance, administration, e-mail publishing and consulting services, marketing and advertising services and related services under the registered servicemark "NETSPACE". Our franchisees seek to assist small and medium size businesses to implement an effective Internet World Wide Web strategy.

Our franchisees sold Internet solutions developed and provided by Netvertise, including:

- web site design and development
- web site hosting on NETSPACE(R) name servers and platforms
- web site promotion with NGENWARE(R)
- web-based advertising
- e-mail publishing with NVELOPE(TM)
- web-based data back-up, storage, transfer, file sharing and recovery with BACKVAULT(R)
- advanced solutions such as e-commerce

THE NETSPACE(R)FRANCHISE

TARGET CUSTOMERS OF THE NETSPACE(R)FRANCHISEE

The target customers of our franchisees has been small to medium size business and professional firms doing business in a local market. We believe that a large number of such potential customers have not implemented an effective Internet strategy due to the time, expense and expertise required for the design and development of a World Wide Web site, hosting and maintenance of the site, and promotion of the site.

SERVICES OFFERED BY OUR FRANCHISEES:

Our franchisees assisted their clients in developing an Internet marketing strategy which generally starts with a web site. The services are provided by our franchises but certain services are performed by Netvertise, such as web hosting.

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

TRAINING

Netfran provided extensive training to its franchisees. Each new franchisee attends a one-week training course at our offices. In this course, our franchisees are trained to market Internet services to potential customers. We provide our franchisees with specific examples of how various types of customers such as merchants, service establishments and professional service providers can utilize the Internet to communicate with customers, find new customers, sell products and services and promote their business. Trainees are also instructed in the use of the Netfran proprietary programs provided to them to help the franchisees market and implement World Wide Web sites for their customers.

SUPPORT

We support our franchisees with ongoing quarterly training meetings and provide telephone and e-mail support. Each Netfran franchisee can consult with the Netvertise marketing director for solutions to a customer's specific situation, Netvertise website development design team and a sales coach. These services were provided for the ongoing support of our franchisees.

TECHNOLOGY WE PROVIDED TO OUR FRANCHISEES

We installed on our franchisees' laptop computer our proprietary content to assist them in finding and servicing their customers.

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

THE NETSPACE SITE SERVER PLATFORM

The Netspace site server platform enabled our franchisees to rapidly deploy a Web site for their customers after the basic site concept, content, text and graphics have been selected during the initial Web site planning and development phase. The program has a template structure so that the specific content and text of the Web site can be constructed without knowledge of the underlying computer code required for Web site publishing. The program has customized templates for 53 different categories of products and services, resulting in hundreds of website styles and colors.

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

The site servers have been operated at a secure location with 24-hour maintenance and an array of security to assure that the servers have a high degree of reliability. These include physical security, fire suppression, back-up power and content back-up.

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

COMPENSATION TO NETVERTISE

We reimburse Netvertise for the costs it incurs in providing services and facilities to us pursuant to the agreement. For personnel which are shared between Netfran and Netvertise, a reasonable allocation is made by management of Netfran and Netvertise, during 2004 Messrs. Krasnow and Steinberg, president and chief financial officer during 2004, respectively of both firms, based upon the relative time spent by such shared employees working on Netvertise matters or Netfran matters. During 2004 we paid Netvertise $2,800 per month for use of office facilities, including rent, utilities, office furnishings and supplies and the expense of a shared receptionist and office manager which we believe is a fair allocation of such expenses. Messrs. Krasnow and Steinberg also allocated other shared expenses incurred by Netvertise on behalf of Netfran, such as insurance by estimating the cost of such items used by Netfran. Netfran pays directly and not through Netvertise its direct non-shared expenses such as advertising, travel, training and non-shared personnel.

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

TERMS AND COST OF THE NETSPACE(R)FRANCHISE

Initial franchise fee was in 2004 $39,500 for a specific geographic area containing at least 2,000 small to medium sized businesses reporting annual gross revenues to $50,000,000. Our franchisees may accept client accounts outside their defined territory but may not establish an office or advertise outside of their territory. The term of the initial franchise agreement is ten (10) years. The franchisee may acquire a successor franchise for five (5) additional years upon certain conditions and payment of a $2,500 successor franchise fee. Franchisees may become Area Developers by purchasing multi-unit franchises in an extended territory defined as a collection of postal zip codes. Each individual franchise acquired under an area development plan is documented with a separately signed franchise agreement and is subject to its own franchise fee obligation.

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

TERMS OF THE NETSPACE(R)MULTI-UNIT DEVELOPMENT AGREEMENT

The Multi-Unit Development Agreement awards to an area developer multiple franchise units in a specified geographical area or development territory. Thus, the multi-unit developer in essence operates multiple franchise units. Each franchise unit awarded, however, is subject to a separately signed Indivisible Unit NETSPACE(R) Franchise Agreement that contains the same terms, including rights, conditions and obligations as does our standard franchise agreement described above and requires the payment of an individual unit NETSPACE(R) franchise. The developer purchases the first unit at the full retail unit franchisee fee price (during 2004 $39,500). Thereafter, the fee is discounted and the discount increases progressively beginning with the second unit through the sixth unit and thereafter. In addition, the developer must pay a one-time development fee based on the number of franchises to be opened under the development agreement excluding the first franchise unit purchased. The development fee is then credited against the purchase price of all unit franchise fees except the first unit franchise fee. There is a development schedule requiring the developer to open a specified number of units by scheduled dates. Failure by the developer to comply with the schedule can result in the termination of his development rights for future units under the NETSPACE(R) Multi Unit Development Agreement. As previously stated, however, the Individual Unit NETSPACE(R) Franchise Agreement governs the developer's rights and obligations regarding franchise units that have already been opened.

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

MARKETING OF THE NETFRAN FRANCHISE

Our marketing strategy for franchise sales was based on the sale of individual, multi-unit and regional franchise territories to business-minded individuals. The primary lead sources are referrals from Internet franchise consultants who are paid a commission. We also receive referrals from web-sites, print advertising, radio, television, and franchise trade shows. We also seek publicity for our franchise program by actively engaging in public relations activities. Dellray Lefevere, our Vice President during 2004 was primarily responsible for our overall franchise marketing operations while Jason Mattes our Director of Franchise Development worked on attracting new franchisees to our network.

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

REGULATION

The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission (the "FTC") and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, we are required to register or file with the states and to provide prescribed disclosure statements. We were in 2004 authorized to sell franchises in all 50 states. Such state filings are made annually.

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

CORPORATE HISTORY

Netfran Development Corp. intends to become a technology company and currently trades on the Bulletin Board under the stock symbol “NFDV”. The following is a brief history of Netfran.

Netfran Development Corp. was formed in the State of Florida and incorporated in the State of Florida in January 2000 to market the Netspace Franchise System provided by Netvertise, Inc., a Florida company, as a franchisor of Internet web site design, hosting, updating, maintenance, administration, e-mail publishing and consulting services, marketing and advertising services and related services under the registered servicemark "NETSPACE". Netfran’s strategy was to support franchisees to assist small and medium size businesses to implement an effective Internet World Wide Web strategy. Netfran had a total of 56 franchises in the United States and United Kingdom as of March 10, 2003. Management of Netfran also managed Netvertise, Inc. Between year 2000 and end year 2004, substantially all of Netfran’s revenues were derived from franchise operations, which included a franchise fee, in an identified territory, revenue sharing with franchisees, and on-going royalties based on gross retail revenues to the franchisees' customers, and advertising fees of revenues generated by its franchisees. Netfran anticipated that the revenues from ongoing royalties would rise as the franchisees established and built their businesses. Netfran believed that sales of franchises would continue to generate the bulk of Netfran’s revenues for several years in view of the large part of the country where Netfran had not sold franchises. However, when sales of franchises slow or decline Netfran would become more dependent on ongoing royalties from Netfran’s franchisees. Netfran supported the franchisees by advertising and training but the level of revenues achieved from ongoing royalties from Netfran’s franchisees were not adequate to sustain long-term operation.

On November 08, 2002 Netfran filed with the Commission a Prospectus Form 424B3 distributing 3,340,088 shares of common stock of Netfran to holders of record of Netvertise, Inc. common stock as of the close of business on July 18, 2001 (the "record date"). The shares were distributed on the basis of one share of Netfran for every share of Netvertise, Inc. held on the record date. The shares of Netvertise being distributed represented 99% of the total outstanding shares of Netfran and Netvertise owned no shares of Netfran after the distribution. Netfran’s common stock began trading on the Over-The-Counter market on February 10, 2003, and was quoted on the NASD Electronic Bulletin Board under the symbol “NFDV”.

On February 2, 2005 Netfran acquired Ariel Way, Inc., a Delaware corporation (“Ariel Way”), in exchange for the issuance by Netfran of 33,289,434 shares of Netfran’s common stock to the former stockholders of Ariel Way. The acquisition was made pursuant to the Share Exchange Agreement dated January 20, 2005, between Netfran and Ariel Way. Ariel Way is a technology and services company for highly secure global communications solutions and technologies. The business is focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global telecommunications service providers and creating strategic alliances with companies in complementary product lines and service industries. Ariel Way’s technology development effort for highly secure telecommunications services is conducted by our wholly-owned subsidiary Enfotec, Inc., “Enfotec”, a Delaware corporation. Ariel Way intends to acquire various other advanced technology and software development companies and telecommunications services companies through an aggressive acquisition and merger strategy. The acquisition of Ariel Way, Inc. was treated as a reverse acquisition and going forward the financial statements will be those of Ariel Way with subsidiary.

On February 2, 2005, following the Effective Date, Netfran ceased to conduct the franchise business Netfran conducted prior to the Effective Date in order to concentrate solely development of its highly secure global communications business.

On February 2, 2005, in connection with the acquisition and pursuant to the Acquisition Agreement, Netfran’s executive officers resigned and the executive officers of Ariel Way immediately prior to the Effective Date became Netfran’s new executive officers.

Employees

As of December 31, 2004 we had no full-time employees while as of April 11, 2005, we employ 5 full-time employees and 1 consultant. We have no collective bargaining agreements with our employees.

Item 2. Property.

  Property

Our principal headquarters executive offices are located in approximately 900 square feet of office space at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182. The term of the lease is twelve months at a rent of $2,100 per month that expires on October 30, 2005. In addition, we currently have a right to use on a month-by-month basis smaller office spaces for a nominal rental fee in Irvine, CA; Minneapolis, MN; Shannon, Ireland; and Munich, Germany.

Item 3. Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “NFDV.”

      The following table sets forth the average high and low bid prices for the common stock for each calendar quarter since January 1, 2003, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price Per Share
	High	Low
2003
January 2003 - March 2003	$0.85	$0.45
April 2003 - June 2003	$1.15	$0.05
July 2003 - September 2003	$1.50	$0.05
October 2003 - December 2003	$1.25	$1.05
2004
January 2004 - March 2004	$1.25	$0.90
April 2004 - June 2004	$0.90	$0.06
July 2004 - September 2004	$1.04	$0.11
October 2004 - December 2004	$0.75	$0.10

Stockholders

      As of April 11, 2005, we believe there were approximately 340 holders of record of our common stock.

Dividends

      We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the near future.

Equity Compensation Plan Information

     No stock options or stock appreciation rights were granted during 2004 and no options were exercised in such year. All prior options were exercised in the first quarter, 2005.

Netfran Non-Plan Option and Warrant Grants

      No Non-Plan Options and warrants were granted by the Company during year 2004.

Recent Sales Of Unregistered Securities

The following provides information concerning all sales of securities within the last three years ending December 31, 2004, which were not registered under the Securities Act of 1933.

In January 2003, the Company issued 33,738 shares of its common stock as payment for legal services rendered to the Company during 2002. The value per share at the time legal services were rendered was $0.24 per share. These shares were deemed issuable as of December 31, 2002. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On February 11, 2003, pursuant to our 2003 Stock Incentive Plan, we granted to three executives and directors shares of restricted common stock. Each participant signed a restricted stock award agreement in connection with such grant. The awarded shares contain a restrictive legend restricting transfer without registration under the Securities Act of 1933 or an exemption there from. Each such participant is an accredited investor under Regulation D. The grantees were: Elliot Krasnow 200,000 shares; Robert S.Steinberg 100,000 shares; and Dellray Lefevere 25,000 shares. The value per share at the time the services were rendered was $0.25 per share. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On July 22, 2003, pursuant to a letter agreement with Stategica Management LLC of Miami, Florida to provide advisory services designed to generate at least $10 million of value to Netfran over the next three years. Such value may be in the form of funding, acquisition transactions, or other business transactions identified by Strategica. In connection with the agreement, we issued 668,018 shares of common stock to Strategica. Since there can be no assurance of any level of value we may receive from such engagement, we have the option to repurchase such shares to the extent that $10 million of value, as defined in the agreement, has not been provided by Strategica during the term of the engagement. The value per share at the time the services were rendered was assumed to be $0.25 per share. The shares issued to Strategica are held in escrow to facilitate our repurchase rights. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On August 19, 2004, the Company terminated its advisory agreement with Strategica Management LLC, as reported on Form 8-K filed with the Commission on August 26, 2004. The 668,018 shares of Netfran common stock issued to Strategica Management LLC in connection with such agreement were returned to the transfer agent for cancellation.

On February 2, 2005, under the terms of the Acquisition Agreement for Netfran’s acquisition of Ariel Way, Inc., each share of Ariel Way common stock outstanding immediately prior to February 2, 2005 was converted into 1.6762 shares of our common stock. Netfran’s outstanding common stock was not affected by the Acquisition. As a result of the Acquisition, Netfran issued 33,289,434 shares of common stock to the former stockholders of Ariel Way. In addition to the common stock issued to the former stockholders of Ariel Way, under the Acquisition Agreement each outstanding option or warrant to purchase Ariel Way common stock was converted into an option to purchase the number of shares of Netfran’s common shares equal to the number of Ariel Way common shares underlying the option or warrant immediately prior to February 2, 2005 multiplied by 1.6762 and the exercise price of each option or warrant Netfran issued will equal the exercise price of the corresponding Ariel Way option or warrant in effect immediately prior to February 2, 2005 divided by 1.6762. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

In connection with the February 2, 2005 acquisition, Ariel Way and Elliot Krasnow, who was Netfran’s Chief Executive Officer until the Effective Time, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of Netfran’s common stock to Ariel Way for $300,000. Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Ariel Way borrowed $400,000 from Cornell Capital Partners, L.P., one of the stockholders of Ariel Way. The loan bears interest at the rate of 12% per annum and is due and payable on May 31, 2005. Cornell Capital is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Ariel Way before the Effective Time and our Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

On February 2, 2005, after Netfran’s acquisition of Ariel Way, Inc., Netfran issued 499,341 shares of its common stock to Netfran’s attorney Mr. Joel Bernstein, Esq. for providing legal services in connection with Netfran’s acquisition of Ariel Way, Inc. and issued 499,342 shares of its common stock to Mr. Michael Jordan for advisory services in connection with such transaction. Netfran agreed that upon the acquisition the common stock issued shall be registered on Form S-8 prior to issuance and shall not be subject to restrictions on transfer.

      Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Netfran to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Business Strategy

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

We derived our revenues from franchise operations, up through December 31, 2004. Our revenues came from the initial sale of franchises and ongoing royalties from the sales of our franchisees. In 2004 and 2003 our revenue from sale of franchises exceeded our royalty revenues. There will be no further revenues earned from the sale of franchise or royalties since we have changed our business focus.

 Upon completion of our acquisition of Ariel Way, Inc. on February 2, 2005, the business strategy, direction and focus of the former Ariel Way became the dominant operating focus of the new Netfran. From February 2, 2005, we are focused through our wholly owned subsidiary Enfotec, Inc. to design, manufacture and market high-speed security appliance solutions with a fully integrated Linux operating system, which is an open based operating system, that integrate high-performance Virtual Private Network, “VPN”, firewall, intrusion detection, anti-virus and management in a single network appliance. Enfotec’s “EN” Security Appliance and “CSA” Custom Security Appliance products feature certain hardware-based technology that delivers true wire-line data speed performance and the highest level of security achievable.

Since February 2005, we are pursuing both acquisitions and strategic alliances to leverage our strategy of creating a technology and services company for highly secure global communications solutions and technologies. Our objectives are to create high margin revenues and shareholder value, expand our reach in the global market for highly secure global communications solutions and technologies and position the Company to play a more visible role in providing next generation highly secure communications solutions, products, services and technologies.

 In February 2005, we decided to pursue a strategy of acquiring profitable companies providing solutions, services and technologies in the area of highly secure global communication. As a result we completed the acquisition of dbsXmedia, Inc. with the intent to acquire the proprietary business television operation of Loral Skynet. These and other potential acquisitions are intended to provide revenue to us and, to the extent they remain profitable, provide cash to fund development of the Enfotec technologies for highly secure communications. We have been engaged in discussions with several other companies for potential acquisition with the intent to continue to expand the Company’s strategy to provide additional solutions, products, services and technologies to the existing and future customer base, all with an intent to fit its business model and assist the Company in executing its business plan.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Our revenues from operations were $275,330 in 2004 compared to $906,051 in 2003, a decrease of 69.6% from 2003 revenues. Revenues from initial franchise fees decreased $603,542 from $763,592 in 2003 to $160,050 in 2004 reflecting the sale of fewer individual U.S. franchises in 2004 versus nine in 2003 and the sale of fewer U.K. franchises in 2004 versus fifteen in 2003. Revenues from marketing and business development materials decreased $37,601 from $52,153 in 2003 to $14,552 in 2004 with fewer U.S. franchises sold. Royalty and advertising fees increased from $81,665 in 2003 to $100,468 in 2004 representing fees from new franchisees and existing franchisees as their business increased. The increase in royalty revenue in 2004 of 23.0% over 2003 reflects increased sales revenues of our franchisees.

Cost and expenses were 285% of total revenues in 2004 compared to 118.0% of revenues in 2003. The increase is mainly due to the reduction in salaries and wages from $382,139 in 2003 to $356,844 in 2004 and to a decrease in commission payments to outside consultants from $225,812 in 2003 to nil in 2004. Advertising spending was further reduced from $62,190 in 2003 to $21,345 in 2004 as we concentrated our sales and marketing efforts on outside consultants, Internet and telemarketing programs. Convention and seminar expense decreased from $38,475 in 2003 to $22,125 in 2004, while marketing and business development material expenses decreased from $77,230 in 2003 to $28,052 in 2004. Franchise materials decreased to nil in 2004 from $6,869 in 2003. Professional fees increased $45,505 to $143,008 in 2004 from $95,503 in 2003 reflecting the increasing costs of operating a publicly owned company due to increased regulation and filing responsibilities.

As of December 31, 2004 the Company had $41,004 in cash and cash equivalents compared to $680,883 as of December 31, 2003. As of December 31, 2004, accounts payable and accrued liabilities were reduced by 48.8% to $50,011.

Operating Losses

We had a net loss of $508,616 for the year ended December 31, 2004 compared to a loss of $162,999 for the year ended December 31, 2003. These losses were incurred primarily as a result of the aforementioned incurred expenses.

 As of December 31, 2004 the Company has accumulated $959,682 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of Netfran’s acquisition on February 2, 2005 of the now wholly-owned Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

Liquidity and Capital Resources.

Net cash used by operating activities was $531,282 in 2004 compared with $22,195 in 2003. The decline in net cash provided from operations is due primarily to the increase in our operating loss for the year, decrease in notes and accounts receivable of $28,732, decrease in prepaid expenses of $5,269, decrease in due to affiliate of $49,180 and payment of Note payable to affiliate of $237,343. The cash provided by operating revenues in 2003 was primarily attributable to a decrease in notes and accounts receivable of $31,252 and increase in due to affiliate of $30,150.

During 2004, under our agreement with Netvertise, Inc. we paid only for facilities, personnel, and services that we request from Netvertise. We can adjust our expenses rapidly to respond to our available funds from operations by reducing services requested from Netvertise.

As of December 31, 2004 we owed Netvertise $96,642 evidenced by an amended and extended note, dated June 30, 2003, that is due in full with accrued interest at 7 percent on March 26, 2006. Before the note amendment and extension we had owed Netvertise $250,000 on the note plus interest at 7 percent that was payable quarterly. We had also owed Netvertise $83,985 on an open account payable. The open account debt was consolidated into the new amended and extended note.

As of December 31, 2004 the Company has accumulated $959,682 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, as of December 31, 2004. Accordingly, the potential tax benefits of the loss carry forwards is offset by a valuation allowance of the same amount.

As of December 31, 2004, we had a total Stockholders’ Deficit of $109,310 compared to a Stockholders’ Equity of $264,405 as of December 31, 2003. At December 31, 2004 the Company had net deficit working capital (current assets minus current liabilities) of approximately $13,841 compared with approximately $595,513 at the end of 2003.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report.

Inflation

      The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

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

We incurred net losses of $508,616 in 2004, $162,999 in 2003, and $29,475 in 2002. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

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

We have a limited operating history, which makes your evaluation of our business difficult.

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

Our operations will be subject to conflicts of interest with Netvertise, including the following:

During 2004, all of our officers and directors were also affiliates of Netvertise.

During 2004, our president, our chief financial officer and our vice president were employees of Netvertise and they will remain part-time employees of Netvertise.

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

Item 7. Financial Statements

 NETFRAN DEVELOPMENT CORP.
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Page(s)

Report of Independent Registered Public Accounting Firm - 2004	1

Report of Independent Registered Public Accounting Firm - 2003	2

Financial Statements:

Balance Sheets at December 31, 2004 and 2003	3

Statements of Operation for the Years Ended
December 31, 2004 and 2003	4

Statement of Changes in Stockholders’ Equity (Deficit)
for the Years Ended December 31, 2004 and 2003	5

Statements of Cash Flow for the Years Ended
December 31, 2004 and 2003	6

Notes to the Financial Statements	7-18

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Netfran Development Corp.
Vienna, Virginia

We have audited the accompanying balance sheet of Netfran Development Corp., (“the Company”) as of December 31, 2004 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netfran Development Corp. as of December 31, 2004 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Bagell Josephs & Company, LLC

Bagell Josephs & Company, LLC
Gibbsboro, New Jersey

March 29, 2005

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Officers and Directors
Netfran Development Corporation
Vienna, VA

We have audited the accompanying balance sheets of Netfran Development Corporation (the “Company”), as of December 31, 2003, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netfran Development Corporation as of December 31, 2003 and the results of its operation and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

McClain & Company, LC
Miami, Florida
March 4, 2004

NETFRAN DEVELOPMENT CORP.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS
	2004	2003
CURRENT ASSETS
Cash	$41,004	$680,883
Accounts receivable, net	3,576	7,460
Prepaid expenses and other	1,470	10,939
Total current assets	46,050	699,282

Property, plant and equipment, net	9,933	2,877

TOTAL ASSETS	$55,983	$702,159

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,011	$97,614
Due to affiliate	-	6,155
Refundable franchise deposit	10,000	-
Current portion of long-term debt	2,880	-
Total current liabilities	62,891	103,769

LONG-TERM LIABILITIES
Note payable to affiliate	96,642	333,985
Loan payable - net current portion	5,760	-
Total long-term liabilities	102,402	333,985

TOTAL LIABILITIES	165,293	437,754

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value; 50,000,000 shares authorized;
3,698,826 and 3,698,826 shares issued and outstanding at December 31,
2004 and 2003, respectively	3,699	3,699
Additional paid-in capital	846,673	711,772
Accumulated deficit	-959,682	-451,066
Total stockholders' equity (deficit)	-109,310	264,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$55,983	$702,159
The accompanying notes are an integral part of the financial statements.

NETFRAN DEVELOPMENT CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

REVENUES
Initial franchise fees	$160,050	$763,592
Marketing and business development materials	14,552	52,153
Royalty and advertising fees	100,468	81,665
Interest income and other income	260	8,641

Total revenues	275,330	906,051

COSTS AND EXPENSES
Advertising	21,345	62,190
Bad debt expense	2,500	1,364
Commissions	-	225,812
Conventions and seminars	22,125	38,475
Depreciation	1,584	1,618
Franchise materials	-	6,869
General and administrative	117,984	59,359
Interest expense and other	5,893	20,837
Licenses, permits, and taxes	28,421	32,977
Marketing and business development material	28,052	77,230
Overhead costs	33,600	33,600
Professional fees	143,008	95,503
Salaries and wages	356,844	382,139
Travel	22,590	31,077
Total costs and expenses	783,946	1,069,050

Loss before income taxes	(508,616)	(162,999)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(508,616)	$(162,999)

BASIC LOSS PER COMMON SHARE	$(0.14)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES	3,698,826	3,662,319

DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.04)

WEIGHTED AVERAGE DILUTED COMMON SHARES	3,698,826	3,662,319

The accompanying notes are an integral part of the financial statements.

NETFRAN DEVELOPMENT CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficits	Total

Balance, December 31, 2002	3,373,826	$3,374	$630,847	$(288,067)	$346,154

Issuance of common stock for services	325,000	325	80,925	-	81,250

Net loss for the year	-	-	-	(162,999)	(162,999)

Balance, December 31, 2003	3,698,826	3,699	711,772	(451,066)	264,405

Capital contribution from affiliate	-	-	134,901	-	134,901

Net loss for the year	-	-	-	(508,616)	(508,616)

Balance December 31, 2004	3,698,826	$3,699	$846,673	$(959,682)	$(109,310)

 The accompanying notes are an integral part of the financial statements.

NETFRAN DEVELOPMENT CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(508,616)	$(162,999)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	1,584	1,618
Common stock issued for services	-	81,250
Bad debt expense	-	1,364

Changes in assets and liabilities
Notes and accounts receivable	3,884	31,252
Prepaid expenses	9,469	14,738
Accounts payable and accrued expenses	(47,603)	10,582
Refundable franchise deposit	10,000	-
Total adjustments	(22,666)	140,804

Net cash (used in) operating activities	(531,282)	(22,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property	(8,640)	(1,605)
Loss on disposal of assets	-	625

Net cash (used in) investing activities	(8,640)	(980)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds due to affiliate	(6,155)	(55,335)
Proceeds from loan payable	8,640	-
Note payable to affiliate	(237,343)	83,985
Capital contributions from an affiliate	134,901	-

Net cash provided by (used in) financing activities	(99,957)	28,650

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(639,879)	5,475

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	680,883	675,408

CASH AND CASH EQUIVALENTS - END OF YEAR	$41,004	$680,883

SUPPLEMENTAL CASH FLOW INFORMATION

Interest income	$260	$1,910
Interest expense	$12,772	$20,837

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services rendered	$-	$81,250

Acquisition of transportation equipment	$8,640	$-

The accompanying notes are an integral part of the financial statements.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1-	NATURE OF BUSINESS

The Company was formed in the State of Florida in January 2000, commenced operations on March 7, 2000, and was organized to market Netspace franchises, which provides Internet web design, hosting, updating, maintenance, and related services to business and individuals. The Netspace system was developed by Netvertise, Inc., (“Netvertise”), a related company and the Company’s former sole shareholder.

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

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For financial statement presentation purposes, the Company will consider short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

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

Revenue from franchise royalties and advertising fees are recognized when earned. Expenses are recognized when incurred.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to be realized. Income tax expense is the tax payable or refundable for the period, minus the changes during the period in deferred tax assets and liabilities.

Income taxes are provided for on all taxable income included in the financial statements in the period in which the income is reported for financial statements purposes. Accordingly, deferred income taxes (benefits) are provided for timing differences between financial and tax reporting. The principal items comprising these differences at December 31, 2004 and 2003 are the deferred recognition of operating losses for tax purposes and the allowance for doubtful accounts.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

For comparative purposes, certain items in the prior years’ financial statements have been reclassified to conform to current year’s presentation.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Segment Reporting

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, “DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION,” requires companies to report information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and/or assess performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different product services. At December 31, 2004 and 2003, the Company had one reportable segment: franchise sales.

Property and Equipment

Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

Computer equipment Automobile	3 - 5 years 3 - 5 years

Differences between the straight-line method of depreciation and the tax-accelerated method of depreciation are immaterial.

Advertising

Costs of advertising and marketing are expensed as incurred and the Company incurred advertising cost in the amounts of $21,345 and $62,190 for the years ended December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, to establish standards for how an issuer classifies and measurers certain financial instruments with characteristics of both liabilities and equity. The Company does not have any financial instruments with characteristics of both liabilities and equity. The adoption of this standard will not have impact on the Company’s financial condition or results of operations.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, (“SFAS 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”), which supercedes Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have an impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The new guidance resolves significant implementation issues related to SFAS 121. “Accounting for the impairment of long-lived assets to be disposed of.” SFAS 144 is affected for fiscal years beginning after December 21, 2001. Currently, the Company is assessing but has not determined how the adoption of SFAS 144 will impact its financial position and results of operation.

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 3-	ACCOUNTS RECEIVABLE - NET

Following is a summary of accounts receivable:

	2004	2003
Accounts receivable	$7,195	$11,079
Less allowance for doubtful accounts	(3,619)	(3,619)

	$3,576	$7,460

NOTE 4-	PROPERTY AND EQUIPMENT

At December 31, 2004 and 2003, property and equipment consisted of the following:
	2004	2003
Computer equipment	$6,263	$6,263
Automobile	8,640	-
Less accumulated depreciation	(4,970)	(3,386)

	$9,933	$2,877

Depreciation expense charged to operations for the year ended December 31, 2004 and 2003 was $1,584 and $1,618, respectively.

NOTE 5-	LONG-TERM DEBT

The Company has a loan payable which was originally $8,640 as of December 18, 2004, of which $8,640 was outstanding as of December 31, 2004. Interest is payable monthly at an annual rate of 5.25%. The term of the note is for three years, and the principal balance is payable in monthly installments of principal plus accrued interest at which time the final installment equal to the remaining balance shall be due and payable. The maturities over the next three years and in the aggregate are as follows:

Fiscal year ending December 31, 2005	$2,880
December 31, 2006	2,880
December 31, 2007	2,880
$8,640

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 6-	NOTE PAYABLE TO AFFILIATE

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

On September 30, 2003, the note payable to Netvertise was amended and extended. The new note is in the amount of $333,985, which represents the original principal balance plus $83,985, which represented the balance due to affiliate. The due to affiliate was an open account with Netvertise that did not bear interest. The amended note bears interest at 7% per year, payments of interest-only on a quarterly basis, ballooning on March 6, 2006.

On January 31, 2004, the Company paid down $237,343 of the note payable.
NOTE 7-	EARNING (LOSS) PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 7-	EARNING (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:
Net loss	$(508,616)	$(162,999)

Weighted-average common shares
Outstanding (Basic)	3,698,826	3,662,319

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	3,698,826	3,662,319

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2004 because inclusion would have been antidilutive.

NOTE 8-	COMMITMENTS

The Company derives its revenue primarily from the sale of the Netscape franchises and from royalties paid by the franchise holders. Netvertise expects to profit from the sale of services to the ultimate users of the Netscape system. The Company did not compensate Netvertise for the right to sell the franchise, and prior to October 20, 2001, there was no written agreement between the two companies. Effective October 20, 2001, the Company and Netvertise entered into a written agreement whereas Netvertise shall provide services to the Company’s franchisees. The services shall consist of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, and e-publishing. The agreement also stipulates that Netvertise will provide its personnel, office space, facilities, and support services as may be requested by the Company. The costs of these services are to be reimbursed to Netvertise on a monthly basis.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-	INITIAL MATERIALS FRANCHISE FEE REVENUE AND MARKETING AND BUSINESS DEVELOPMENT REVENUE

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

Any additional services required by the franchisee are provided by Netvertise. At December 31, 2004 and 2003, the Company had substantially provided all necessary training and support services to existing franchisees.

The Company requires it franchisees to purchase from the Company certain marketing and business development materials. For years ended December 31, 2004 and 2003, the Company derived revenues in the amount of $14,552 and $52,153, respectively, from the sale of such materials to its franchisees.

NOTE 10-	RELATED PARTY TRANSACTIONS

The Company shares its facilities and certain personnel with Netvertise, and accordingly, overhead costs are allocated between the two companies. For the years ended December 31, 2004 and 2003, the Company incurred shared overhead costs in the amount of $33,600 and $33,600, respectively.

At December 31, 2004 and 2003, included on the balance sheet under the caption “due to affiliate” are $0 and $6,155, respectively, of various expenditures paid by Netvertise on behalf of the Company.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 11-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 3,698,826 shares of common stock issued and outstanding.

On November 8, 2002, Netfran filed with the Commission a Prospectus Form 424b3, distributing 3,340,088 shares of common stock of Netfran to holders of record of Netvertise, Inc., common stock as of the close of business on July 18, 2001 (the “record date”). The shares were distributed on the basis of one share of Netfran for every share of Netvertise, Inc., held on the record date.

In January 2003, the Company issued 33,738 shares as a payment for legal services rendered to the Company during 2002. The value per share at the time the legal services were rendered was $.024 per share. These shares were deemed issuable as of December 31, 2002.

In February 2003, the Company issued 325,000 shares as payment for officer compensations during 2003. The value per share at the time the services were rendered was $0.25 per share.

The Company in anticipation of the reverse acquisition with Ariel Way, Inc., (see Note 15), capitalized $134,901 into Additional paid-in capital.

NOTE 12-	PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 12-	PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2004 and 2003, approximate deferred tax assets of the following:
	2004	2003
Net deferred tax assets	$332,319	$84,629
Less: valuation allowance	(332,319)	(84,629)
	$-0-	$-0-

At December 31, 2004 and 2003 carryforwards in the approximate amounts of $959,682 and $451,066, respectively are available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets as of December 31, 2004 and 2003.

NOTE 13-	STOCK INCENTIVE PLAN

In 2003, the Company established a Stock Incentive Plan (“Stock Plan”), which provides eligible employees, consultants, and non-employee directors of the Company and its affiliates, stock-based incentives in the Company, thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain and reward such individuals. Under the Stock Plan, a maximum of 600,000 shares may be awarded. The options awarded are subject to an option term determined by a Committee. However, no option shall be exercisable more than 10 years after the date of grant. Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at grant.

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

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 13-	STOCK INCENTIVE PLAN (CONTINUED)

Furthermore, in accordance with the Stock Plan, the Company granted 90,000 stock options as follows:

	Number	Vesting
Grantee	of shares	Schedule	Term	Price

Two officers	80,000	1/3 each year	10 years	$0.25

Non-officers	10,000	1/3 each year	10 years	$0.25

NOTE 14-	STRATEGIC VENTURE

On July 22, 2003, the Company entered into a three-year agreement with Strategic Management, LLC (“SM”). SM is to provide financial advisory services that would include endeavoring to arrange or provide up to $10 million in value to the Company by arranging financing, merger and acquisition transactions, obtaining customers, or other transactions that may be identified by SM and proposed to the Company. As part of the agreement, SM received $5,000 and was issued in escrow, 668,018 shares of the Company’s stock. The Company has not recorded these shares as outstanding in the accompanying condensed balance sheets as SM has not completed its performance under this agreement, nor has any performance commitment been reached as of December 31, 2004. The agreement with Strategic Management, LLC was terminated on August 19, 2004 as disclosed in the Company’s Form 10-QSB for the period ending September 30, 2004.

NOTE 15-	SUBSEQUENT EVENTS

On January 20, 2005, the Company signed an agreement to acquire all issued and outstanding shares of common stock of Ariel Way, Inc. in exchange for approximately 33,289,434 shares of common stock of Netfran in a transaction that will result in a change in control of the Company.

The transaction closed on February 2, 2005 and the current shareholders of Ariel Way own approximately 88% of the Company’s 37,986,943 shares of common stock, after issuance of approximately 33,289,434 shares of common stock to the Ariel Way current shareholders. The Company’s Board of Directors recommended and the majority of the Netfran shareholders approved on February 23, 2005 to change the name from Netfran Development Corp. to Ariel Way, Inc. In addition, the Netfran shareholders also approved the action to amending our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 50,000,000 shares, consisting solely of our common stock, to a total of 250,000,000 shares of our capital stock, consisting of 245,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock. Ariel Way’s management team, lead by CEO Arne Dunhem, on February 2, 2005 assumed control and responsibility for the direction of the Company.

NETFRAN DEVELOPMENT CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 15-	SUBSEQUENT EVENTS (CONTINUED)

Ariel Way, Inc., is a technology and services company providing highly secure global communications solutions and technologies. The Company is focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers. The company also intends to create strategic alliances with companies with complementary product lines and service industries. The technology development effort for highly secure communications solutions and services is conducted by a wholly owned subsidiary, Enfotec, Inc.

On February 18, 2005 the Company completed the acquisition of dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”), with offices in Washington, D.C. and United Kingdom, and as a result of this acquisition dbsXmedia became a subsidiary. dbsXmedia, Inc. provides satellite-based services for Business Television, digital signage, training and multimedia. Netfran purchased from dbsXmedia 1,500 shares of the common stock, par value $0.001 per share. After this transaction the total shares issued and outstanding will be 2,500 shares of common stock of which Netfran will own 60% of dbsXmedia’s stock and Zygot, LLC, a Wyoming corporation, held by the management of dbsXmedia, will become the minority 40% shareholder. On February 18, 2005, dbsXmedia entered into an Asset Purchase Agreement by and among Loral Skynet Services, Inc., a Delaware corporation, CyberStar, L.P., a Delaware limited partnership, CyberStar, L.L.C. (collectively, “Sellers”) and dbsXmedia. Pursuant to the terms of the Asset Purchase Agreement, dbsXmedia will purchase certain assets related to business television services. dbsXmedia will assume certain liabilities associated with the business and will enter into certain support and transition services agreements related to the future conduct of the business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the directors and officers during 2004 of Netfran and their respective ages and positions:

Name	Age	Position
Elliot Krasnow	56	President, CEO and director
Dellray Lefevere	57	Vice president of franchise development and director
Robert Steinberg	60	Chief financial officer and director

Elliot Krasnow has been the president, CEO and director from March 2000 through February 2, 2005. From 1992 to 1994 he was president of Sandler Sales Institute of South Florida, a national sales training organization. From 1994 to 1995, Mr. Krasnow was co-producer for Mako Films International, Inc., an independent film production company. From 1995 to 1997, he was founder and president of Netspace, Inc. the predecessor company of Netvertise, Inc. d/b/a/ Netspace. Since 1997 he has been president and director of Netvertise, Inc., an Internet solutions company that provides services to Netfran's franchisees.

Dellray Lefevere has been our vice president of franchise development from January 2000 through February 2, 2005 and a director from September 2001 through February 2, 2005. He also serves as Vice President of Netvertise since January 2002. He was director of sales for Uniglobe Travel, a franchise travel company, from 1997-1999. He was vice-president, franchising, with Leadership Management, Inc. from 1988 to 1992. From 1992 to 1997, he was executive vice president for General Business Services, a business tax/accounting franchise company, a division of Don Dwyer Group of Companies, a franchise development enterprise.

Robert S. Steinberg, CPA, has been our chief financial officer from October 2000 through February 2, 2005 and a director from September 2001 through February 2, 2005. He has also served as chief financial officer of Netvertise since October 2000. He has been a certified public accountant in private practice in South Miami, Florida since June 1977. Mr. Steinberg has been chief financial officer of Netfran since October, 2000. His professional experience extends over 34 years of diverse public practice. He is a CPA in NY and Florida. He is also an attorney admitted to the Bars of NY, Florida, The US Tax Court, the US Supreme Court and various US District and Circuit Courts of Appeal. Mr. Steinberg is also a credential business valuation expert who has testified in many court cases. He has lectured and published extensively including recently, "Identifying Valuing and Dividing Employee Stock Options," American Bar Association, Family Division Spring Session, Providence, Rhode Island (April, 2002). He is a member of numerous professional organizations and serves on two charity boards of directors.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. The Board has not established any committees. All executive officers are chosen by the board of directors and serve at the board's discretion.

We plan to reimburse directors for any expenses incurred in attending board of directors meetings.

Our new directors and executive officers and their ages from February 2, 2005 and as of April 11, 2005 are as follows:

Name	Age	Position

Arne Dunhem	55	Chairman, President and Chief Executive Officer
Voula Kanellias	42	Chief Financial Officer
Anand Kumar	61	Director, Executive Vice President
Leif T. Carlsson	62	Director
Bob Bova	46	President and Chief Executive Officer, Enfotec, Inc.

The following is a brief description of the background of our new directors and executive officers.

Background Information

Arne Dunhem. Mr. Arne Dunhem, who serves as Netfran’s Chairman, President and Chief Executive Officer since February 2, 2005 and was the Chairman, President and Chief Executive Officer of Ariel Way, Inc. from the founding of Ariel Way on February 10, 2004, has over thirty years of executive management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology companies. He has over the years been instrumental in arranging more than $300 million in investor and vendor financing commitments and is knowledgeable in all aspects of international business, finance, management, information systems, network operations and engineering for both publicly traded and privately held corporations. Between February 2004 and February 2, 2005, Mr. Dunhem was the Chairman, President and CEO of Ariel Way, Inc., a company focused on the build-up of a publicly traded highly secure global communications solutions and technology company headquartered in the metropolitan Washington, D.C. area, USA. Between December 2003 and February 2004, Mr. Dunhem was a consultant providing executive management and merger and acquisition support services. Between January 2002 and November 2003, Mr. Dunhem was the Chairman, President and CEO of MobilePro Corp., a publicly traded technology company in Rockville, MD. He was instrumental in merging the private Neoreach, Inc., a development stage company developing third generation wireless modem and semiconductor systems, with the publicly traded MobilePro Corp. Between July 2001 and January 2002 Mr. Dunhem was working as a strategic business consultant and was in January 2002 hired by Neoreach, Inc. as its President & CEO. Mr. Dunhem was between November 1998 and June 2001 the Chairman & CEO of erbia, Inc. a U.S. domestic long-distance communications company where he took the company from its start-up phase through the sale of the operation to a U.S. publicly traded company. He was working between January 1998 and October 1998 as a strategic business consultant for various private companies. Prior to this he was between July 1993 and September 1997 the Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up cell-phone operator and also between January 1993 and December 1997 the Chairman of Nordiska Tele8 AB of Sweden, an international long distance and local telephone services company. Here again, he took the company from its start-up phase through full operation and eventually the sale of both companies. Mr. Dunhem was between May 1991 and January 1993 the President for CruiseComm, a company developing high-speed satellite communications for voice and data for large passenger cruise ships sailing in the Baltic Sea, the Mediterranean and in the Caribbean. Mr. Dunhem was between September 1989 and April 1991 the Executive Vice President, Engineering & Operations of Comvik Skyport AB, a Swedish telecommunications company providing satellite and data communications services, now the European Tele2 telecommunications operator, which has grown into one of Europe’s biggest telecom operators. During the period September 1978 and July 1989 Mr. Dunhem was with INTELSAT, Washington, D.C., an international satellite communications organization in a capacity growing from staff engineer to program manager where he had responsibilities for building-up some of the world’s largest command, control and monitoring networks. He previously was with the Saab-Scania Aerospace Corporation and the Swedish Telecom. Mr. Dunhem earned his M.S. in 1974 in space telecommunications from Chalmers University of Technology, Sweden. Mr. Dunhem is the Chairman of the Swedish Lutheran Church of Washington, D.C., is active with several community organizations, is the founder of a Swedish-American Community Center in Washington, D.C. and has over many years been active with the Boy Scouts of America. Mr. Dunhem is a U.S. citizen and has lived in the Washington, D. C. area since 1978.

Voula Kanellias. Ms. Kanellias, who serves as Netfran’s Chief Financial Officer since February 2, 2005 and joined Ariel Way, Inc. on September 2, 2004 serving as Ariel Way’s Chief Financial Officer, has extensive experience as a Chief Financial Officer in private companies, pre-IPOs, international operations, acquisitions, manufacturing operations and turnarounds. Ms. Kanellias served 2000 - 2004 as Chief Financial Officer for HeliOss Communications Inc. of Waltham, MA, a pre-IPO wireless point-to-point equipment company; 2000- 2001 as the Chief Financial Officer for Reach Internet Incubator, Reach Venture Partners LLC of Boston, MA; 1998-2000 as Chief Financial Officer and Vice President of Finance and Administration for MarketOne Associates, Inc. of Maynard, MA; 1997-1998 as Chief Financial Officer and Vice President of Finance and Administration for Impole, Inc. of Waltham, MA; 1996-1997 as associate with KPMG Peat Marwick in Moscow, Russia; 1986-1995 as principal with Kosmos Enterprises of Needham, MA; 1987-1989 as financial analyst with Fidelity Investments of Boston, MA. Ms. Kanellias has a Masters in Business Administration, Magna Cum Laude, from Babson College, Wellesley, MA and Double Majors in Economics and Applied Mathematics from University of California, Berkeley, CA with graduate level work and recommendation from Nobel Prize Laureate Gerald Debrieu.

Anand Kumar. Mr. Kumar, who serves as Director and Netfran’s Executive Vice President since February 2, 2005 and joined Ariel Way on August 10, 2004 serving as Ariel Way’s Director and Executive Vice President, has during his professional career, spanning almost 35 years, founded and operated a number of companies to include the founding in 1992 of an international consulting company called Communications Strategies Group, advising foreign telecommunications administrations such as among others Iceland Telecom, Andorra Telecom, Cyprus Telecom, Bangladesh Telecom Board and U.S. domestic carriers including Cable & Wireless, Comsat RSI, AT&T, Sprint, MCI, Startec Global Communications and various others. During this period Mr. Kumar also helped build a European based telecommunications carrier called Esprit Telecom, later acquired by Global TeleSystems, and an international satellite teleport, Satellite Media Services, operating in the U.K. In January 1999, Mr. Kumar established Global TeleSolutions, Inc. for the origination and termination of multiple types of international telephony and data traffic. Prior to this, Mr. Kumar co-founded and participated in building the international operating locations for an international telecommunications carrier called Facilicom International, Inc. in Washington, D.C. In addition to establishing multiple gateway telecommunications switch locations and offices in more than 12 foreign locations, Mr. Kumar was also part of the raising of $300 million in high-yield debt financing. In 1986, Mr. Kumar co-founded and served as the President until 1992 of Washington International Teleport, WIT, an international satellite teleport in Alexandria, Virginia. WIT evolved to operate 30 large satellite antennas for multiple satellites for a diverse group of customers from MCI to CNN. It was built to offer both back haul services on optical fiber and microwave connections and diverse types of satellite based services for full time and ad-hoc users. Mr. Kumar was previous to these activities also for a number of years in various managerial capacities within the Bell operating company environment, such as Bell Canada, Bell Northern Research, and AT&T. Mr. Kumar is trained as an Electrical Engineer both at the undergraduate and graduate levels in the U.S. and was a doctorate candidate in communications studying under the guidance of professors from MIT.

Leif T. Carlsson. Mr. Carlsson, who since February 2, 2005 serves as an independent Director of Netfran’s Board and served on Ariel Way’s Board since October 11, 2005, is a senior European executive who since 2003 has been working with Arrow Capital, a European Venture Capital firm based in Stockholm, Sweden. Mr. Carlsson has over the years been a President & CEO of a number of European corporations to include during 2001 - 2002 with Scanfood AB, currently part of Swedish Meats AB; during 1992 - 2000 with Scandic Hotels Europe AB, currently part of the global Hilton Hotel-Group; during 1990 - 1992 with FFV Aerotech AB and FFV Aerotech Ltd, currently part of the Saab Group and FL Schmidt; during 1988 - 1990 with the Kinnevik AB Group establishing Comvik Skyport/TELE2; and during 1974 - 1988 with the Nobel Industries AB, now AkzoNobel for several of their corporations. Comvik Skyport/TELE2 became in 1990 the second only private telecommunications company in Europe while telecommunications services in Europe were still dominated by government monopolies. Mr. Carlsson has been the executive for a number of companies in several different countries to include the U.S., the U.K., Sweden and in Asia and has also been on several different Board of Directors to include IAHI, International Association of Holiday Inns, Inc., and Tele8, an American telecommunications operator active in Europe. Mr. Carlsson has through his corporate career been active on a global basis and has experience in the European corporate world. With his base out of Europe and with his European experience, Mr. Carlsson will assist the Company if the Company proceeds with the corporate strategy to establish European and other overseas operations. Mr. Carlsson earned his M.S. degree in 1969 in Civil Engineering from Chalmers University of Technology, Sweden and has completed several graduate studies in corporate finance, national economy and legal studies from the University of Uppsala, Sweden. Mr. Carlsson is a Swedish citizen and lives in Stockholm, Sweden.

Bob Bova. Mr. Bova, who since February 2, 2005 serves the President & CEO of Netfran’s subsidiary Enfotec. Mr. Bova, who joined Enfotec on February 4, 2002, has over 20 years’ experience in the Information Technology field, works with the engineering team to provide the open systems vision of Enfotec for the future of securing corporate data. Mr. Bova has experience working in the venture capital, entrepreneurial and analyst communities in Southern California. As a previous Director at U.S. Bank/Oliver Allen Corp., Mr. Bova started the Secure Networking Division and grew it to over $12 million in revenues within two years. He developed a worldwide scope of business and services by partnering with companies such as IBM, Memorex/Telex, HP and others. In 1997, Mr. Bova left U.S. Bank/Oliver Allen Corp. to start the ISG division, SSL Technology, at Rainbow Technologies and grew that from $0 to $37 million in revenues in just under three years. Key development relationships here included Intel, Sun Microsystems, HP, Dell, F5 and Nortel. As the Executive Vice President of Asita Technologies, Mr. Bova was responsible for developing the sales, marketing, administration, support, and finance infrastructures as well as raising $24 million in funding for the organization. In addition to developing and staffing Asita Technologies’ worldwide headquarters in Irvine, California, he established the organization in the Pacific Rim, Europe and North America. In the local community of Southern California, Mr. Bova has received special commendation awards from Concept 7 Foster Family Agency, The Red Cloud Indian Society as well as captaining the local Neighborhood Watch organization in partnership with the Irvine Police Department. Mr. Bova holds an MBA in Marketing from National University and an Undergraduate degree from Syracuse University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under

Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2004, except Strategica Management, LLC failed to file a Form 3 concerning the acquisition of over 10% of our common stock.

Audit Committee Financial Expert

The Board during year 2004 determined that the previous Director Robert Steinberg was an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. Mr. Steinberg was not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. The Company’s Code of Ethics with Business Ethics and Conduct Policy was disclosed as part of the Company’s Form 10-KSB filing December 31, 2003.

Change of Control Arrangements

The Company's 2003 Stock Incentive Plan provides that in the event of a change in control as defined in the plan, all outstanding options under the plan will immediately become exercisable 100% for each participant and the restrictions on any restricted stock issued under the Plan will cease.

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2004, 2003 and 2002, paid to our most highly compensated executive officers. No officer earned over $100,000 in such fiscal year. We had no written employment contract with Mr. Elliot Krasnow who was the Chief Executive Officer from the inception of the Company until February 2, 2005. Mr. Arne Dunhem became the Chief Executive Officer, President and Chairman on February 2, 2005. We had no written employment agreement with Mr. Dunhem.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
						Securities
						Underlying
				Other	Restricted	Options
				Annual	Stock	LTIP	All Other
	Year	Salary	Bonus	Compensation	Award(s)	Payouts ($)	Compensation

Elliot Krasnow	2004		-		-	-	$0
(Until February 2, 2005) Chief Executive Officer	2003	$75,000	-		50,000	40,000	$0
	2002	$75,000	-		-	-	$0

Arne Dunhem	2004	$0	-		-	-	$0
(After February 2, 2005) Chief Executive Officer,	2003	$0	-		-	-	$0
President and Chairman	2002	$0	-		-	-	$0

Anand Kumar	2004	$0	-		-	-	$0
(After February 2, 2005) Executive Vice President,	2003	$0	-		-	-	$0
Director	2002	$0	-		-	-	$0

Voula Kanellias	2004	$0	-		-	-	$0
(After February 2, 2005) Chief Financial Officer	2003	$0	-		-	-	$0
	2002	$0	-		-	-	$0

Magdy Battikha	2004	$0	-		-	-	$0
(After February 2, 2005) Senior Vice President, Engineering Development	2003	$0	-		-	-	$0
	2002	$0	-		-	-	$0

Aziz Bennani	2004	$0	-		-	-	$0
(After February 2, 2005) Senior Vice President, Global Marketing & Sales	2003	$0	-		-	-	$0
	2002	$0	-		-	-	$0
Bob Bova	2004	$0	-		-	-	$0
(After February 2, 2005) President & CEO, Enfotec, Inc.	2003	$0	-		-	-	$0
	2002	$0	-		-	-	$0

(1)
Mr. Dunhem, Mr. Kumar, Ms. Kanellias, Mr. Battikha, Mr. Bennani, each joined Ariel Way during the Fiscal Year ended December 31, 2004. No formal employment agreements have yet been provided besides a right to be granted warrants as described below.

(2)	The amounts listed represent the fair market value of the stock on the date of grant.

(3)
As a result of the Netfran Stock Exchange Agreement dated February 2, 2005, all issued and outstanding warrants to purchase shares of Ariel Way Stock were exchanged for warrants to purchase shares of our common stock, at a ratio of 1.6762 shares of our common stock for each share of Ariel Way Stock, and the exercise price of each such warrant was adjusted to equal the existing exercise price divided by 1.6762.

(4)
Mr. Dunhem, Mr. Kumar, Ms. Kanellias, Mr. Battikha, and Mr. Bennani each received during 2004 Ariel Way Warrant Agreements to receive a right to warrants of Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement dated February 2, 2005, warrants to acquire Ariel Way common stock were exchanged to warrants of Netfran common stock. Mr. Dunhem, Mr. Kumar, Ms. Kanellias, Mr. Battikha, and Mr. Bennani each after an amendment dated March 21, 2005 to their respective year 2004 Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of Netfran common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an employment agreement or immediately if their employment is terminated without cause or for good reason or due to a change in control, sale of a majority of the common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50. Mr. Dunhem, Mr. Kumar, Ms. Kanellias, Mr. Battikha, and Mr. Bennani each have agreed with the Company to receive fewer warrants than actually were the result of the exchange.

Compensation Of Directors

We have no standard arrangement pursuant to which our Directors are compensated for services provided as a Director. During 2004, each of our directors was also an employee of the Company and received salary for such services. No compensation was paid for service as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Netfran Non-Plan Option and Warrant Grants

      No Non-Plan Options and warrants were granted by the Company during year 2004.

Beneficial Owners

      As of April 11, 2005, other than the directors and executive officers (including our former executive officers) identified in the table under “Directors and Executive Officers” section below, only two persons owned beneficially more than five percent (5%) of our common stock as presented below:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Market Central, Inc. (2) 1650A Gum Branch Road Jacksonville, NC 28540	3,352,400	9.1%
Cornell Capital Partners, LP (3) 101 Hudson Street, Suite 3700 Jersey City, NJ 07302	3,318,876	9.0%

(1)
Applicable percentage of ownership based on 37,986,943 shares of common stock outstanding, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that will be exercisable within sixty days of April 11, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Doyal Bryant, the President and CEO of Market Central, Inc., makes all investment decisions on behalf of Market Central, Inc.
(3)
All investment decisions of Cornell Capital Partners are made by its general partner, Yorkville Advisors, LLC. Mark Angelo, the managing member of Yorkville Advisors, LLC, makes the investment decisions on behalf of Yorkville Advisors, LLC.

Directors And Executive Officers

      The following table shows the amount of our capital common stock beneficially owned by the directors and executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of April 11, 2005. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of April 11, 2005, we had 37,986,943 shares of common stock outstanding. The information as to each person or entity has been furnished by such person or group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Elliot Krasnow (2) 2801 NE 208th Terr, 2nd Floor Miami, FL 33180	1,270,340	3.3%
Arne Dunhem (3) 8000 Towers Crescent Drive, Suite 1220 Vienna, VA 22182	12,739,120	33.5%
Anand Kumar 3408 Waples Glen Court Oakton, VA 22124	4,693,360	12.4%
Voula Kanellias 2 Hancock Road Needham, MA 02492	1,508,580	4.0%
Leif T. Carlsson 8000 Towers Crescent Drive, Suite 1220 Vienna, VA 22182	310,097	*
Bob Bova 5 Silver Crescent Irvine, CA 92612	239,965	*
All current directors and executive officers as a group	19,491,122	51.3%

*	Less than 1%
(1)
Applicable percentage of ownership based on 37,986,943 shares of common stock outstanding, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that will be exercisable within sixty days of April 11, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Elliot Krasnow was our Chief Executive Officer from the inception of the Company through February 2, 2005.
(3)
Represents 6,369,560 shares held directly by Mr. Dunhem and 6,369,560 shares held privately by the Dunhem Family Partnership. Arne Dunhem, the Chairman, President and Chief Executive Officer of the Company, and his wife Eva jointly and equally make all investment decisions of The Dunhem Family Partnership.

Item 12. Certain Relationships and Related Transactions.

The Company was founded in March 2000 to engage in the franchise business. At that time Elliot Krasnow funded its operations by purchasing shares of common stock from the Company for $75,000. These shares were contributed by Mr. Krasnow to Netvertise, Inc. in 2001. In November 2002, Netvertise, Inc. distributed to its shareholders all of the 3,340,088 shares of the Company's common stock it then owned.

During the period from inception through December 31, 2004, the Company's directors and executive officers, Elliot Krasnow and Robert Steinberg, were also executive officers of Netvertise, Inc. The Company shared office space, other personnel and expenses with Netvertise, Inc. pursuant to an agreement under which the Company and Netvertise, Inc. attempted to make a reasonable good faith allocation of the shared personnel, facilities and expenses. In fiscal year 2003 and 2004 the Company incurred shared overhead costs in the amount of $33,600.

Netvertise, Inc. has paid certain costs on behalf of the Company from time-to-time which the Company accrued on its balance sheet as a current liability due to affiliate. In November 2002 Netvertise, Inc. contributed $488,041 of the amount the Company owed Netvertise, Inc. to the Company's capital thereby converting this liability into stockholder's equity of the Company. As of December 31, 2004 the amount the Company owed to Netvertise, Inc. was $96,642. No repayment schedule for such amount has been established. On March 6, 2002, the Company borrowed $250,000 from Netvertise and issued to Netvertise a promissory note providing for repayment on March 6, 2004 with interest at 7%. On June 30, 2003, Netvertise had agreed to extend and amend the note. The new note was in the amount of $333,985, which was comprised of the principal balance from the previous note, plus $83,985 of an open trade account with Netvertise that was non-interest bearing. The new note bears interest at 7%. Interest is payable annually and principal is due at maturity on March 6, 2006. With the repayment of $250,000, as of September 30, 2004 the Company owed Netvertise $96,642 plus additional accrued interest on the note. Netvertise guaranteed the cash flow needs of the Company up to $500,000 for the period beginning October 1, 2004, and ending September 30, 2005, by agreeing to make capital contributions up to that amount.

The Company's agreement with Netvertise, Inc. also requires Netvertise, Inc. to provide certain Internet solutions, such as Web site design, hosting, promotion and publishing, to the Company's franchisees. The Company's franchisees are required to pay Netvertise, Inc. for such services at prices generally based on a percentage of the suggested retail price of such services. Netvertise, Inc. is obligated to provide such services to the Company's franchisees at prices no greater than suggested retail Netvertise, Inc. charges to its other customers.

We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.	Description	Location

2.1	Share Exchange Agreement, by and among Netfran Development Corp., Ariel Way, Inc., and the shareholders of Ariel Way common stock, dated as of December 29, 2004.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005

2.2	Amendment to Share Exchange Agreement, by and among Netfran Development Corp., Ariel Way, Inc., and the shareholders of Ariel Way common stock, dated as of January 20, 2005.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005

2.3	Stock Purchase Agreement among Ariel Way, Inc. and dbsXmedia, Inc., dated February 15, 2005.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004

2.4	Stockholders Agreement by and among dbsXmedia, Inc., Netfran Development Corp., and Zygot, LLC, dated February 21, 2005	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004

2.5	Agreement and Plan of Merger between Ariel Way, Inc. and Enfotec, Inc., dated September 30, 2004	Provided herewith

Exhibit No.	Description	Location

3.1	Articles of Incorporation, dated January 24, 2000, of Registrant	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (file no. 333-102894) filed on July 26, 2001.

3.2	By-laws of Registrant, dated January 24, 2000.	Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 (file no. 333-102894) filed on July 26, 2001.

3.3	2003 Stock Incentive Plan, dated March 23, 2004 *	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed on March 23, 2004

10.1	Standard Franchise Agreement, dated July 26, 2001.	Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2 (file no. 333-102894) filed on July 26, 2001.

10.2	Agreement between Registrant and Netvertise, Inc., dated October 20, 2001.	Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form SB-2/A-1 (file no. 333-102894) filed on December 14, 2001.

10.3	Commission agreement with Dellray Lefevere, dated February 15, 2002.	Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2/A-2 (file no. 333-102894) filed on April 3, 2002.

10.4	Revised Standard Franchise Agreement [portions omitted pursuant to a request for confidentiality], dated October 17, 2002.	Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2/A-5 (file no. 333-102894) filed on October 17, 2002

10.5	Agreement between Registrant and Netvertise concerning contribution to capital, dated January 10, 2002.	Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2/A-3 (file no. 333-102894) filed on June 27, 2002

10.6	Promissory Note made by Registrant to Netvertise, Inc., dated March 6, 2002.	Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2/A-3 (file no. 333-102894) filed on June 27, 2002.

10.7	Agreement dated as of July 22, 2003 between Registrant and Strategica Management LLC.	Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K filed August 14, 2003

Exhibit No.	Description	Location

10.8	Independent Contractor Consulting Agreement between Securities Counseling and Management, Inc. and Ariel Way, Inc. dated August 16th, 2004	Provided herewith

10.9	Promissory Note by Ariel Way, Inc. and Cornell Capital Partners, LP, dated February 1, 2005	Provided herewith

10.10	Guaranty given by Arne Dunhem in Favor of Cornell Capital Partners, LP, dated February 1, 2005	Provided herewith

10.11	Pledge and Escrow Agreement by and among Cornell Capital Partners, LP, dated February 1, 2005, Ariel Way, Inc., Arne Dunhem and David Gonzalez, Esq., dated February 1, 2005	Provided herewith

10.12	Warrant Agreement between Ariel Way, Inc. and Arne Dunhem dated August 1, 2004 and Amendment No. 1 to Warrant Agreement between Arne Dunhem and Netfran Development Corp., dated March 21, 2005.	Provided herewith

10.13	Warrant Agreement between Ariel Way, Inc. and Anand Kumar dated August 10, 2004 and Amendment No. 1 to Warrant Agreement between Anand Kumar and Netfran Development Corp., dated March 21, 2005.	Provided herewith

10.14
Warrant Agreement between Ariel Way, Inc. and Voula Kanellias dated August 10, 2004 and Amendment No. 1 to Warrant Agreement between Voula Kanellias and Netfran Development Corp., dated March 21, 2005.
Provided herewith

10.15	Warrant Agreement between Ariel Way, Inc. and Magdy Battikha dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Magdy Battikha and Netfran Development Corp., dated March 21, 2005.	Provided herewith

10.16	Warrant Agreement between Ariel Way, Inc. and Aziz Bennani dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Aziz Bennani and Netfran Development Corp., dated March 21, 2005.	Provided herewith

10.17	Consulting Services Agreement between Michael Jordan and Ariel Way, Inc., dated December 28, 2004	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004

10.18	Legal Services Agreement between Joel Bernstein, Esq. and Ariel Way, Inc., dated December 28, 2004	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004

Exhibit No.	Description	Location

14.	Code of Ethics	Incorporated by reference to Exhibit 14. to the Registrant’s Annual Report on Form 10-KSB filed on March 23, 2004

20.1	Letter from Arne Dunhem, President and Chief Executive Officer of the Company to the Stockholders, dated February 7, 2005	Provided herewith

20.2	Report of Independent Registered Public Accounting Firm, McClain & Company, L.C., dated March 4, 2004	Provided herewith

31.1	Certification by Arne Dunhem, Chief Executive Officer, pursuant to Rule 13a-14(a).	Provided herewith

31.2	Certification by Voula Kanellias, Chief Financial Officer, pursuant to Rule 13a-14(a).	Provided herewith

32.1	Certification by Arne Dunhem and Voula Kanellias, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Provided herewith

* Indicates a management contract or compensatory plan or arrangement.

b)       Reports on Form 8-K

During the year ended December 31, 2004, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On January 8, 2004, we filed a Current Report on Form 8-K pursuant to Items 5 and 7 to report that we had awarded a master franchise for our Netspace ® Internet consulting franchise for the Metropolitan New York/Connecticut region.

On August 26, 2004, we filed a Current Report on Form 8-K pursuant to Item 8.01 to report that we had terminated our advisory agreement with Strategica Management LLC. The 668,018 shares of Netfran common stock issued to Strategica Management LLC in connection with such agreement were returned to the transfer agent for cancellation.

During the period from January 1, 2005 through April 11, 2005, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On January 25, 2005, we filed a Current Report on Form 8-K pursuant to Items 1.01 and 3.02 to report that we had entered into a definitive share exchange agreement with Ariel Way, Inc. and the shareholders of Ariel Way, Inc., pursuant to which we will, subject to satisfaction or waiver of certain conditions to closing set forth in the agreement, acquire all of the outstanding shares of Ariel Way, Inc. which will then become a wholly owned subsidiary of Netfran.

On February 8, 2005, we filed a Current Report on Form 8-K pursuant to Items 2.01, 3.02 and 5.01 to report that we completed our acquisition of Ariel Way, Inc., on February 2, 2005.

On February 28, 2005, we filed a Current Report on Form 8-K pursuant to Item 1.01 to report that we our 60% owned subsidiary, dbsXmedia entered into an Asset Purchase Agreement by and among Loral Skynet Network Services, Inc., CyberStar L.P., CyberStar, LLC (the “Sellers”) and dbsXmedia. Pursuant to the terms of the Asset Purchase Agreement, dbsXmedia will purchase certain assets related to the business television services conducted by Sellers, as a going concern and that dbsXmedia will enter into certain support and transition services agreements related to the future conduct of the business television services. Pursuant to Item 2.01 we also reported that we had completed our acquisition of dbsXmedia, Inc. Finally, pursuant to Item 8.01 we reported that on December 28, 2004 we agreed to issue 499,341 shares of our common stock to our previous attorney Joel Bernstein, Esq. for providing legal services in connection with our acquisition of Ariel Way, Inc. and upon consummation of the transaction on February 2, 2005 we issued 499,341 shares of our common stock to Joel Bernstein, Esq. On December 28, 2004 we also agreed to issue 499,342 shares of our common stock to Mr. Michael Jordan for services in connection with such transaction and upon the consummation of the transaction on February 2, 2005 we issued 499,342 shares of our common stock to Mr. Michael Jordan.

On March 02, 2005, we filed a Current Report on Form 8-K pursuant to Item 4.01 to report, that our Board of Directors dismissed its independent auditors, McClain & Company, L.C. and engaged the services of Bagell, Josephs & Company, L.L.C., as our new independent auditors.

On March 17, 2005, we filed a Current Report on Form 8-K pursuant to Item 4.01 to report, that on March 14, 2005, Lloyd Griffiths and Todd Rowley resigned from our Board of Directors. Each of Mr. Griffiths and Mr. Rowley were independent Board members. We did not name replacements for Mr. Griffiths or Mr. Rowley, although we reported that we are committed to appointing additional independent members to our Board of Directors.

On April 4, 2005, we filed a Current Report on Form 8-K pursuant to Item 4.01 to report, that on March 21, 2005, Bob Bova resigned from our Board of Directors. Mr. Bova was an employee Board members. We did not name replacements for Mr. Bova, although we reported that we are committed to appointing additional both employee and independent members to our Board of Directors.

We will furnish a copy of any of these exhibits to a shareholder upon written request to Netfran Development Corp., 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182, Att: President.

Item 14. Principal Accountant Fees and Services.

      During the fiscal year ended December 31, 2004, the aggregate fees billed by Bagell Josephs & Company, L.L.C.

2004

Audit Fees	$15,000

Audit Related Fees	$0

Tax Fees	$0

All Other Fees	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by Bagell, Josephs & Company, in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

The Board of Directors has reviewed and discussed with the Company's management and Bagell, Josephs & Company the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2004 fiscal year. The Board has also discussed with Bagell, Josephs & Company the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from Bagell, Josephs & Company required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Bagell, Josephs & Company its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2004 fiscal year for filing with the SEC.

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

The Board pre-approved all of Bagell, Josephs & Company 's fees described above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFRAN DEVELOPMENT CORP.

By:	/s/ Arne Dunhem
Title: President and Chief Executive Officer,
Date: April 15, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President and Chief Executive Officer,	April 15, 2005
Arne Dunhem	Chairman of the Board and Principal
Executive Officer

/s/ Anand Kumar	Director and Executive Vice President	April 15, 2005
Anand Kumar

/s/ Leif T. Carlsson	Director	April 15, 2005
Leif T. Carlsson

/s/ Voula Kanellias	Chief Financial Officer, Principal	April 15, 2005
Voula Kanellias	Financial and Principal Accounting
Officer