Form 10QSB
period 2005-03-31
NETFRAN DEVELOPMENT CORP
filed 2005-05-24
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

Commission File Number 0-50051_

ARIEL WAY, INC.
(Exact name of registrant as specified in charter)

(FORMERLY NETFRAN DEVELOPMENT CORP.)

FLORIDA	65-0983277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8000 TOWERS CRESCENT DRIVE SUITE 1220, VIENNA, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(703) 918-2430

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2005, the Company had outstanding 38,286,943 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(UNAUDITED)

Condensed Consolidated Financial Statements:
Balance Sheet as of March 31, 2005 (Unaudited)
Statements of Operations for the Six Months Ended March 31, 2005 with Cumulative Totals Since Inception (Unaudited)
Statement of Accumulated Comprehensive Loss for the Six Months Ended March 31, 2005 and 2004 (Unaudited)
Statements of Cash Flow for the Six Months Ended March 31, 2005 with Cumulative Totals Since Inception (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,728
Account receivable	1,275
Prepaid expenses and other current assets	46,166

Total current assets	54,169

PROPERTY AND EQUIPMENT
Equipment	15,986
Computers	10,910
Furniture	10,503
Less: accumulated depreciation	(7,207)

Net property and equipment	30,192

OTHER ASSETS
Goodwill	812,865
Software technology license	200,000
Deposit	100,000

Total other assets	1,112,865

TOTAL ASSETS	$1,197,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$218,862
Promissory Note	400,000
Promissory note - related party	33,234

Total current liabilities	652,096

OTHER LIABILITIES
Debenture payable, net of current portion	500,000

Total other liabilities	500,000

Total liabilities	1,152,096

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized;
zero shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized;
38,286,943 shares issued and outstanding	38,286
Additional paid-in capital	2,349,203
Accumulated comprehensive loss	(5,591)
Common stock subscribed	(1,128,600)
Deficit accumulated during the development stage	(1,208,168)

Total stockholders' equity	45,130

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,197,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

	SIX MONTHS ENDED		THREE MONTHS ENDED		February 10, 2004
	March 31,	March 31,	March 31,	March 31,	(inception) to
	2005	2004	2005	2004	March 31, 2005

INCOME	$—	$41,000	$—	$41,000	$41,000

OPERATING EXPENSES
Professional fees	510,799	3,760	234,799	3,760	642,785
Salaries	62,500	—	—	—	62,500
Software maintenance	8,334	—	8,334	—	8,334
Bank service charges and other	7,883	—	6,583	—	8,038
Travel and entertainment	42,930	—	11,719	—	44,112
Marketing	24,755	—	24,755	—	24,755
Insurance	11,028	—	3,924	—	11,028
Payroll taxes and expenses	6,153	—	—	—	6,153
Telephone	12,499	80	7,822	80	13,714
Office equipment	2,744	2,976	—	2,976	5,872
Depreciation	3,382	—	2,533	—	3,382
Office supplies	2,957	68	1,125	68	3,406
Rent	8,600	—	6,450	—	8,600
Miscellaneous	2,796	—	1,350	—	2,796
Automobile	1,041	35	—	35	1,299
Dues and subscriptions	3,596	65	3,397	65	4,366
Postage and delivery	649	—	88	—	649
Printing	478	—	—	—	478
Professional development	180	55	—	55	5,310
Total Operating Expenses	713,304	7,039	312,879	7,039	857,577

NET LOSS BEFORE OTHER EXPENSE	(713,304)	33,961	(312,879)	33,961	(816,577)

OTHER EXPENSE
Interest expense	(90,687)	—	(40,000)	—	(90,687)
Other expense	(904)	—	(723)	—	(904)
Impairment of goodwill	(300,000)	—	(300,000)	—	(300,000)
Total Other Expense	(391,591)	—	(340,723)	—	(391,591)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,104,895)	33,961	(653,602)	33,961	(1,208,168)
Provision for income taxes	—	—	—	—	—

NET LOSS PER APPLICABLE TO COMMON SHARES	$(1,104,895)	$33,961	$(653,602)	$33,961	$(1,208,168)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.0277)	$0.0045	$(0.0099)	$0.0045

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	25,732,322	7,600,000	31,735,141	7,600,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC.
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

			February 10, 2004
			(inception) to
	2005	2004	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,104,895)	$33,961	$(1,208,168)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	199,736	—	295,736
Depreciation	2,532	—	7,207
Loss on foreign currency transactions	(5,591)	—	(5,591)
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,275)	(18,000)	(1,275)
(Increase) in inventory	—	—	(2,400)
Decrease (increase) in prepaid expenses	3,834	—	(45,666)
(Increase) in deposit	(100,000)	—	(100,000)
Increase in accounts payable	73,657	—	141,050
Total adjustments	172,893	(18,000)	289,061

Net cash provided by (used in) operating activities	(932,002)	15,961	(919,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24,050)	—	(37,399)

Net cash used in investing activities	(24,050)	—	(37,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note - related party	33,234	—	33,234
Proceeds from promissory note and convertible debenture	900,000	—	900,000
Proceeds from issuance of common stock	—	—	30,000

Net cash provided by financing activities	933,234	—	963,234

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,818)	15,961	6,728

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	29,546	—	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,728	$15,961	$6,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$90,000	$—	$90,000
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC.
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

			February 10, 2004
			(inception) to
	2005	2004	March 31, 2005

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Net effect of stock acquisition of Enfotec, Inc.:
Equipment, net	—	—	8,676
Goodwill	—	—	812,865
Accounts payable	—	—	(138,388)

Common stock issued for the acquisition of Enfotec, Inc.	$—	$—	$683,153

Common stock issued for services	$199,736	$—	$295,736

Common stock issued for software license agreement and prepayment
for software technology support services	$—	$—	$250,000

Common stock issued for equity line of credit commitment	$—	$—	$1,128,600

Investment receivable	$—	$—	$500,000

Debenture payable	$—	$—	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Balance, February 10, 2004	$—

Loss on foreign currency translation	—

Balance, March 31, 2004	$—

Balance, September 30, 2004	$—

Loss on foreign currency translation	(5,591)

Balance, March 31, 2005	$(5,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The condensed consolidated unaudited interim financial statements included herein have been prepared by Ariel Way, Inc. (formerly Netfran Development Corp.), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Ariel Way, LLC was formed on February 10, 2004 as a Delaware limited liability company. Ariel Way, LLC changed its name to Ariel Way, Inc. (“The Company”) (a development stage company), on September 23, 2004, incorporating under the laws of the state of Delaware. Ariel Way is a technology and services company providing highly secure global communications solutions. The Company is focused on developing innovative and secure technologies, acquiring and growing profitable advanced emerging technology companies and national and global communication service providers. The Company also intends to create strategic alliances with companies with complementary product solutions and services. The technology development effort for highly secure communications solutions is conducted by a wholly owned subsidiary, Enfotec, Inc.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

On September 30, 2004, the Company acquired 100% ownership interest of Enfotec, Inc. Enfotec designs, manufacturers and markets high-speed security appliance solutions that integrate a high-performance Virtual Private Network (VPN) with a firewall, intrusion detection capabilities, anti-virus and security management in a single network appliance. Enfotec’s EN Security Appliance and Custom Security Appliance products feature hardware-based technologies that we believe deliver true wire-line data speed performance and the highest level of security achievable with an open architecture (Linux) platform. The Enfotec EN series of products are scalable while being easy to configure and manage and enables third party software application to be easily integrated.

On February 2, 2005, Netfran Development Corp. completed the acquisition of Ariel Way, Inc., under the terms of the Share Exchange Agreement dated January 20, 2005, between Netfran Development Corp. and Ariel Way, Inc. Under the terms of the Agreement, each share of Ariel Way common stock outstanding immediately prior to the effective date has been converted into 1.6762 shares of Netfran Development Corp. common stock. As a result of the acquisition, Netfran Development Corp. issued 33,289,434 shares of common stock to the former shareholders of Ariel Way, Inc.

As a result of the transaction, a reverse merger, the former shareholders of Ariel Way, now own a substantial majority of the Netfran Development Corp. common stock.

On February 19, 2005, the Company completed the acquisition of dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”), and as a result of this acquisition dbsXmedia became a subsidiary of the Company. On February 19, 2005, dbsXmedia entered into an Asset Purchase Agreement by and among Loral Skynet Network Services, Inc., a Delaware corporation, CyberStar L.P., a Delaware limited partnership, CyberStar, LLC and dbsXmedia. Pursuant to the terms of the Asset Purchase Agreement, dbsXmedia will purchase certain assets related to the business television services conducted by Loral Skynet Network Services, Inc. and dbsXmedia will assume certain liabilities associated with the BTV business.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its efforts to developing innovative and secure technologies, growing advanced technology companies and global communication service providers.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2004.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed, while additions and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during this reported period. Actual results could differ from those estimates.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company’s stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All goodwill associated with the acquisition of Ariel Way, Inc., was impaired in 2005 ($300,000), due to the company being acquired mainly for its development, which Management has conservatively determined to have no material fair value as of the balance sheet date.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Earnings (Loss) Per Share of Common Stock

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

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	2005	2004

Net loss	$(1,104,895)	$33,961

Weighted-average common shares
Outstanding (Basic)	25,732,322	7,600,000

Weighted-average common stock
Equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares
Outstanding (Diluted)	25,732,322	7,600,000
Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2005 and 2004 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company’s reported financial results.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 2- PREPAID EXPENSES

Prepaid expenses represent a software support services agreement acquired to provide business development and strategic support services for a twelve-month period ending September 2005.

NOTE 3- EQUIPMENT

Property and equipment at March 31, 2005 is as follows:

Equipment	$15,986
Computers	10,910
Furniture	10,503
Less: accumulated depreciation	(7,207)

Net equipment	$30,192

Depreciation expense for the six months ended March 31, 2005 and 2004 was $2,532 and $0, respective

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 4- STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which none of the shares of preferred stock has been issued and outstanding as of March 31, 2005.

On April 19, 2005, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. filed with the Delaware Secretary of State a Certificate of Designation creating a new series of two million (2,000,000) shares of Preferred Stock, designated as “Series A Redeemable Preferred Stock”. These shares are created out of the subsidiary Ariel Way, Inc.’s previously authorized preferred stock.

Common Stock

As of March 31, 2005, the Company has 50,000,000 shares of common stock authorized at $0.001 par value per share, and 38,286,943 issued and outstanding as of March 31, 2005.

The following details the stock transactions for the Company:

On September 23, 2004, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. issued as a stock exchange 14,680,000 shares of the the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc.’s common stock pursuant to the name change and re-incorporation of the Company from Ariel Way, LLC to Ariel Way, Inc. The shares were distributed to the following: 7,600,000 shares to The Dunhem Family Trust, 2,800,000 shares to Anand Kumar, 1,100,000 shares to Magdy Battikha, 900,000 shares to Aziz Bennani, 900,000 shares to Voula Kanellias, 480,000 shares to Chivas Capital, Inc., 400,000 shares to J. David Morris, 300,000 shares to Michael H. Jordan and 200,000 shares to Steve Toro. All shareholders have acquired their member shares from Ariel Way, LLC at various dates from the forming of Ariel Way, LLC on February 10, 2004.

On September 27, 2004, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. issued to Market Central Inc., 2,000,000 shares of the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc.’s common stock pursuant to the terms of a Stock Purchase Agreement for a purchase consideration in an aggregate value of $250,000 consisting of the rights to certain software technology with a value of $200,000 and development/support services consideration rendered by Market Central’s senior executives with a value of $50,000.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 4- STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On September 30, 2004, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. issued to Cornell Capital Partners, L.P., 1,980,000 shares of Ariel Way’s common stock pursuant to the terms of a Securities Purchase Agreement for the purchase of $500,000 of secured convertible debentures and a Standby Equity Distribution Agreement (SEDA) for the purchase from Ariel Way, Inc. of up to $50,000,000 of Ariel Way, Inc.’s common stock.

On September 30, 2004, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. issued to the shareholders of Enfotec, Inc., 1,000,000 shares of Ariel Way’s common stock pursuant to the terms of an Agreement and Plan of Merger as a tax-free stock exchange as consideration for the full acquisition of Enfotec, Inc. In addition, on September 30, 2004, the Ariel Way also issued certain creditors of Enfotec, Inc., 200,000 shares of Ariel Way’s common stock pursuant to the terms of a settlement of certain liabilities of Enfotec, Inc.

On February 2, 2005, Netfran Development Corp., acquired the Delaware incorporated Ariel Way, Inc., in exchange for the issuance by Netfran Development Corp. of 33,289,434 shares of Netfran Development Corp’s common stock. Under the terms of the Acquisition Agreement, each share of Ariel Way common stock outstanding immediately prior to the Effective Date of the Agreement has been converted into 1.6762 shares of Netfran’s common stock.

On February 2, 2005, in connection with the Acquisition, Ariel Way, Inc. and Elliot Krasnow, who was Netfran’s Chief Executive Officer until the Effective Date, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of its common stock to Ariel Way, Inc., for $300,000. Ariel Way intends to retire the shares it acquired from Netfran Development Corp, but as of March 31, 2005 these 300,000 shares are still issued and outstanding.

On February 2, 2005, pursuant to letters dated December 28, 2004, Netfran Development Corp. issued 499,342 and 499,341 shares of its common stock as compensation to consultants for providing assistance in connection with the acquisition of Ariel Way, Inc.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 5- DEBENTURE PAYABLE AND PROMISSORY NOTE

The Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. on September 30, 2004, issued a secured convertible debenture to Cornell Capital Partners, L.P., whereas Ariel Way, Inc. would receive $500,000, with a promise to pay to Cornell Capital Partners the principal sum of $500,000 together with interest on the unpaid principal of this debenture at the rate of 5% per year from the date of the debenture until paid. The secured debenture is due on September 29, 2006 and is secured by the Ariel Way’s stock.

The Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc on February 2, 2005, borrowed an additional $400,000 under a promissory note issued to Cornell Capital Partners, L.P. whereas Ariel Way received the $400,000, with a promise to pay to Cornell Capital Partners the principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and is due and payable on May 31, 2005 and is secured by the Ariel Way’s stock.

NOTE 6- PROVISIONS FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax reporting are not material therefore, the provision for income taxes from operations consist of income taxes currently payable.

There were no provisions for income taxes for the period ended March 31, 2005.

At March 31, 2005, deferred tax assets approximated the following:

Provision for taxes	$386,700
Valuation for deferred asset	(386,700)
Totals	$—

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)
NOTE 6- PROVISIONS FOR INCOME TAXES (CONTINUED)

At March 31, 2005, the Company had accumulated deficits approximating $1,208,168, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 7- PROMISSORY NOTES - RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These notes are non-interest bearing. As of March 31, 2005, the Company has $33,234 outstanding under these notes. The notes are unsecured, due on demand and are therefore reflected as current liabilities on the condensed consolidated balance sheet. These notes were transferred over as liabilities from the Enfotec, Inc. acquisition and relate to services rendered to the Company.

NOTE 8- COMMITMENTS AND CONTINGENCIES

On September 30, 2004 the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc., entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated as of September 30, 2004. Pursuant to the Standby Equity Distribution Agreement, Ariel Way may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $50.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay the Company 96% of the lowest volume weighted average price of Ariel Way’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Ariel Way’s common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners, LP for Ariel Way’s stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partner’s obligation to purchase shares of Ariel Way’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including Ariel Way obtaining an effective registration statement for shares of Ariel Way’s common stock sold under the Standby Equity Distribution Agreement and is limited to $1,000,000 per advance notice. The total of these advances however, cannot cause Cornell Capital Partners, LP to own more than 9.9% of the outstanding shares of Ariel Way.

ARIEL WAY, INC. AND SUBSIDIARY
(FORMERLY NETFRAN DEVELOPMENT CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 9- SUBSEQUENT EVENTS

On April 19, 2005, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. filed with the Delaware Secretary of State a Certificate of Designation creating a new series of two million (2,000,000) shares of Preferred Stock, designated as “Series A Redeemable Preferred Stock”. These shares are created out of Ariel Way’s previously authorized preferred stock.

On April 21, 2005, Netfran’s majority owned subsidiary, dbsXmedia, Inc., pursuant to an Asset Purchase Agreement (“the Asset Purchase Agreement”) by and among Loral Skynet Network Services, Inc., a Delaware corporation, CyberStar L.P., a Delaware limited partnership, CyberStar, LLC (collectively, “Sellers”) and dbsXmedia completed the acquisition of certain assets related to the business television services conducted by Sellers (the “BTV business”). dbsXmedia will assume certain liabilities associated with the BTV business and Sellers and dbsXmedia will enter into certain support and transition services agreements related to the future conduct of the BTV business.

The purchase price for the assets included cash, shares of Netfran’s common stock and the assumption of certain liabilities. The cash component of the purchase price or the purchased assets is $400,000, which will be paid in three installments: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing and (iii) $75,000 on the second anniversary of the closing. Netfran issued in aggregate 300,000 shares of Netfran’s common stock.

As part of the transaction, Netfran provided a guarantee of certain obligations of dbsXmedia to the Sellers. Under the terms of the guarantee agreement, Netfran will guarantee up to $3,000,000 of the obligations of dbsXmedia to the Sellers during the first one year period after the closing, which the amount will be reduced to $1,500,000 during the second one year period after the closing. The guarantee will expire on the second anniversary of the closing, except to the extent of any default occurring prior to such date.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-QSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

The Company was formed in the State of Florida and incorporated in the State of Florida in January 2000 to market the Netspace Franchise System and began marketing of franchises in May 2000. The name of the Company was changed on May 23, 2005 from Netfran Development Corp. to Ariel Way, Inc.

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

Upon completion of our acquisition of Ariel Way, Inc. on February 2, 2005, the business strategy, direction and focus of the former Ariel Way became the dominant operating focus of the new Netfran. From February 2, 2005, we are focused on pursuing both acquisitions and strategic alliances to leverage our strategy of creating a technology and services company for highly secure global communications solutions and technologies. Our objectives are to create high margin revenues and shareholder value, expand our reach in the global market for highly secure global communications solutions and technologies and position the Company to play a more visible role in providing next generation highly secure communications solutions, products, services and technologies. Ariel Way’s initial activities have been focused on our wholly owned subsidiary Enfotec, Inc. to design, manufacture and market high-speed security appliance solutions with a fully integrated Linux operating system, which is an open based operating system, that integrate high-performance Virtual Private Network, “VPN”, firewall, intrusion detection, anti-virus and management in a single network appliance. Enfotec’s “EN” Security Appliance and “CSA” Custom Security Appliance products feature certain hardware-based technology that delivers true wire-line data speed performance and the highest level of security achievable.

We completed in February 2005 the acquisition of 60% of dbsXmedia, Inc., a Delaware corporation, with the intent to acquire the proprietary business television operation of Loral Skynet. On April 21, 2005, dbsXmedia pursuant to an Asset Purchase Agreement by and among Loral Skynet Network Services, Inc., CyberStar L.P., CyberStar, LLC and dbsXmedia completed the acquisition of certain assets related to the business television services (“BTV”) conducted by Loral Skynet, as a going concern. After the acquisition, dbsXmedia provides communications infrastructure and integrated multimedia services to large corporations throughout the United States and Europe. dbsXmedia operates from offices in the United States and United Kingdom, providing industry-leading solutions for BTV, digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks.

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

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2005 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Recent Events

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

In connection with the February 2, 2005 acquisition, Ariel Way and Elliot Krasnow, who was Netfran’s Chief Executive Officer until the Effective Date, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of Netfran’s common stock to Ariel Way for $300,000. Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Ariel Way borrowed $400,000 from Cornell Capital Partners, L.P., one of the stockholders of Ariel Way. The loan bears interest at the rate of 12% per annum and is due and payable on May 31, 2005. Cornell Capital is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Ariel Way before the Effective Date and our Chief Executive Officer after the Effective Date, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

On February 19, 2005, we acquired a 60% ownership interest in dbsXMedia, Inc., a Delaware corporation with offices in Maryland and the United Kingdom. dbsXmedia provides satellite-based services for business television, digital signage, training and multimedia. The acquisition was made pursuant to a Stock Purchase Agreement, dated February 15, 2005, between us and dbsXmedia. Prior to the acquisition by us, dbsXmedia was a wholly-owned subsidiary of Zygot, LLC, a Wyoming limited liability company owned by David Lauterbach and David Howgill, the current management of dbsXmedia. Pursuant to the Stock Purchase Agreement, we purchased from dbsXmedia 1,500 shares of its common stock, par value $0.001 per share. As a result of the transaction, we own 60% of dbsXmedia's common stock and Zygot, LLC owns 40% of the common stock. dbsXmedia will continue to operate under its existing name. In connection with entering into the Stock Purchase Agreement, we entered into a Stockholders Agreement with Zygot, LLC dated February 21, 2005, related to the corporate governance of dbsXmedia and placing restrictions on the transfer of the shares of dbsXmedia.

On April 21, 2005, Netfran’s majority owned subsidiary dbsXmedia pursuant to an Asset Purchase Agreement (“the Asset Purchase Agreement”) by and among Loral Skynet Network Services, Inc., a Delaware corporation, CyberStar L.P., a Delaware limited partnership, CyberStar, LLC (collectively, “Sellers”) and dbsXmedia completed the acquisition of certain assets related to the business television services conducted by Sellers (the “BTV business”), as a going concern. dbsXmedia will assume certain liabilities associated with the BTV business and Sellers and dbsXmedia will enter into certain support and transition services agreements related to the future conduct of the BTV business. The purchase price for the assets included cash, shares of Netfran’s common stock and the assumption of certain liabilities. The cash component of the purchase price for the purchased assets was $400,000, which will be paid in three installments: (1) $250,000 at the closing of the transaction, (2) $75,000 on the first anniversary of the closing and (3) $75,000 on the second anniversary of the closing. Netfran issued in aggregate 300,000 shares of Netfran’s common stock. The common stock has not been registered for public sale under a registration statement filed with the Securities and Exchange Commission, so Netfran will grant customary registration rights to the Sellers with respect to these shares. In order to ensure that the BTV business is continued without interruption for the customers of the business, at the closing we entered into a Teleport Services Agreement with Sellers for continued access to the Seller’s existing teleport and satellite infrastructure. The Asset Purchase Agreement also contained provisions that provide preferential treatment to us and to Sellers with respect to business opportunities, referrals, pricing and future services and that provide for certain transition services. The Asset Purchase Agreement contains a covenant not to compete from the Sellers and provides to us the right to hire certain employees of Sellers. As part of the transaction, Netfran provided a guarantee of certain obligations of dbsXmedia to the Sellers. Under the terms of the guarantee agreement, Netfran will guarantee up to $3,000,000 of the obligations of dbsXmedia to Sellers during the first one year period after the closing, which amount will be reduced to $1,500,000 during the second one year period after the closing. The guarantee will expire on the second anniversary of the closing, except to the extent of any default occurring prior to such date. In addition, dbsXmedia will grant to Sellers a security interest in the purchased assets, as well as future accounts receivable related to the BTV business, to secure the future payments of the cash component of the purchase price and the obligations of dbsXmedia under the Teleport Services Agreement. The Asset Purchase Agreement contains indemnification provisions, which are on terms we consider to be typical for transactions similar to those contemplated by the Asset Purchase Agreement.

Pursuant to authority conferred upon the Board of Directors of Netfran’s wholly-owned subsidiary Ariel Way, Inc., a corporation organized and existing under the Delaware General Corporation Law, as amended, Ariel Way by the Certificate of Incorporation of the Corporation, as in effect as of the date hereof, the Board of Directors of Ariel Way, by action duly taken by written consent in lieu of a meeting adopted resolutions creating a new series of two million (2,000,000) shares of Preferred Stock of Ariel Way designated as “Series A Redeemable Preferred Stock” (the “Series A Redeemable Preferred Stock”), out of Ariel Way’s previously authorized Preferred Stock, which resolutions remain in full force and effect on the date hereof . Ariel Way filed on April 19, 2005 with the Delaware Secretary of State a Certificate of Designation providing the terms and conditions of the Ariel Way Series A Redeemable Preferred Stock. Each issued and outstanding share of Ariel Way Series A Redeemable Preferred Stock shall accrue a dividend from the Original Issue Date equal to twelve percent (12%) of the Original Purchase Price per annum, which shall be payable when, as and if declared by the Ariel Way Board of Directors, but only out of assets of Ariel Way that are legally available for distribution to Ariel Way’s stockholders. For purposes of the Certificate of Designation: (i) the term “Original Issue Date” means April 19, 2005; and (ii) the term “Original Purchase Price” means one dollar ($1.00) per share of Series A Redeemable Preferred Stock, as adjusted upon any stock split, reverse stock split, combination or recapitalization affecting the shares of Series A Redeemable Preferred Stock. Ariel Way shall not pay or declare any dividends on the Common Stock of Ariel Way unless the full accrued and unpaid dividends on the Series A Redeemable Preferred Stock described in this paragraph have been paid.

Redemption Rights of the Ariel Way Series A Redeemable Preferred Stock. As soon as reasonably practicable (but in no event more than five (5) business days) after receipt by Netfran’s wholly-owned subsidiary Ariel Way from the holder(s) of a majority of the issued and outstanding shares of Series A Redeemable Preferred Stock of a written certification executed by such holder(s) requesting that the Series A Redeemable Preferred Stock be redeemed by Ariel Way, at any time on or after the sixty (60) day anniversary of the Original Issue Date, all of the issued and outstanding shares of Series A Redeemable Preferred Stock shall be redeemed by Ariel Way as set forth in this paragraph. Each share of Series A Redeemable Preferred Stock shall be redeemed, out of the assets of Ariel Way legally available for distribution to Ariel Way’s stockholders, for an amount equal to the sum of: (i) the Original Purchase Price of such share of Series A Redeemable Preferred Stock; plus (ii) any accrued and unpaid dividends upon such share of Series A Redeemable Preferred Stock as of the date of redemption, determined in accordance with Section 2 of the Certificate of Designation (the “Redemption Amount”), except that if such assets are insufficient to make payment to each holder of Series A Redeemable Preferred Stock of the full Redemption Amount for such holder’s shares of Series A Redeemable Preferred Stock, then all of such assets shall be distributed among the holders of Series A Redeemable Preferred Stock, ratably in proportion to the full amounts to which such holders would otherwise be respectively entitled, in full redemption of their respective shares of Series A Redeemable Preferred Stock. On April 21, 2005, Ariel Way sold and issued to Cornell Capital Partners, LP, two million (2,000,000) shares of the Series A Redeemable Preferred Stock of Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Ariel Way on April 19, 2005 with the Delaware Secretary of State.

One condition for the closing by Netfran’s subsidiary dbsXmedia, Inc., as was announced on April 28, 2005, of its acquisition of the Loral Skynet Business TV product line and the assumption by dbsXmedia of the Loral Skynet Business TV client base as of April 22, 2005, was that Netfran on a consolidated financial basis could demonstrate a total tangible net worth in excess of $2,000,000. The sale of the Series A Redeemable Preferred Stock of Ariel Way to Cornell Capital Partners, LLC, for an aggregate purchase price of $2,000,000 and the availability of an aggregate $2,000,000 in funds as restricted cash satisfied this particular closing condition upon Netfran.

Effective March 2, 2005, the Board of Directors of the Company dismissed its independent auditors, McClain & Company, L.C. (“McClain”) and engaged the services of Bagell, Josephs & Company, L.L.C. (“Bagell”), as its new independent auditors. Bagell will audit the Company’s financial statements for the fiscal year ended December 31, 2004. During the two most recent fiscal years of the Company ended December 31, 2004, and the subsequent interim period through March 2, 2005, there were no disagreements between the Company and McClain on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to McClain’s satisfaction, would have caused McClain to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-B. The audit reports of McClain on the Company’s financial statements as of and for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to certainty, audit scope or accounting principles as of and for the fiscal years ended December 31, 2003 and 2002. A letter from McClain was attached in our Form 8-K filing on March 2, 2005, indicating its concurrence with the disclosures in this paragraph. During the two most recent fiscal years of the Company ended December 31, 2004, and the subsequent interim period through March 2, 2005, the Company did not consult with Bagell regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

On March 14, 2005, Lloyd Griffiths and Todd Rowley resigned from our Board of Directors. Each of Mr. Griffiths and Mr. Rowley were independent Board members. In connection with their resignations, each of Mr. Griffiths and Mr. Rowley relinquished all of his vested stock options to acquire shares of the Company and its affiliates. We have not named replacements for Mr. Griffiths or Mr. Rowley, although we are committed to appointing additional independent members to our Board of Directors.

On March 21, 2005, Bob Bova resigned from our Board of Directors. Mr. Bova was an inside Board member. Mr. Bova continues to be the CEO of Enfotec, Inc, a wholly owned subsidiary. We have not named a replacement for Mr. Bova.

Our Board of Directors believes that amending our Articles of Incorporation to change the name of the Company from “Netfran Development Corp.” to “Ariel Way, Inc.” is in the Company’s best interests because it will more accurately reflect our business following the acquisition by the Company of Ariel Way, Inc., a technology company which was formed to provide voice, data and converged highly secure global communications solutions and the Company’s discontinuance of our franchise business. On April 27, 2005, the Company filed a Definitive Schedule 14C Information Statement upon due review by the Securities and Exchange Commission to inform the holders of record of shares of our common stock as of the close of business on the record date, February 23, 2005, that our Board of Directors has recommended, and that the holders of a majority of our common stock as of such record date have approved, by written consent in lieu of a special meeting of stockholders dated February 23, 2005, the corporate action to Amending our Articles of Incorporation to change our name from “Netfran Development Corp.” to “Ariel Way, Inc.”. We filed on May 19, 2005 with the Secretary of State of Florida the Articles of Amendment to our Articles of Incorporation for the change of the name upon which the name change became effective.

On April 27, 2005, the Company filed Definitive Schedule 14C Information Statement with the Securities and Exchange Commission to also inform our stockholders of the corporate action to Amending our Articles of Incorporation to provide for an increase of the total authorized shares of capital stock of the Company from 50,000,000 shares, all of which are designated common stock, to a total authorized shares of capital stock of the Company of 250,000,000 shares, of which 245,000,000 will be common stock and 5,000,000 will be “blank check” preferred stock. We filed on May 19, 2005 with the Secretary of State of Florida the Articles of Amendment to our Articles of Incorporation for the change upon which the Amendment became effective.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had revenues of $-0- and $41,000 for the three months ended March 31, 2005 and 2004, respectively. We had revenues of $-0- and $41,000 for the six months ended March 31, 2005 and 2004, respectively. The decrease in revenue from the periods in 2004 is directly attributable to the change of business and the build-up of the business in preparation of the acquisition of various businesses.

Our operating expenses for the three months ended March 31, 2005 and 2004, were $312,879 and $7,039, respectively. Our operating expenses for the nine months ended March 31, 2005 and 2004, were $713,304 and $7,039, respectively. The increase in our operating expenses was largely attributable to professional fees, salaries and travel expenses related to our acquisition of Ariel Way, Inc., and dbsXmedia, Inc.

As of March 31, 2005 we had $6,728 in cash and cash equivalents.

Operating Losses

Our net operating losses (gain) for the three months ended March 31, 2005 and 2004 were $653,602 and a gain of $33,961, respectively. Our net operating losses for the six months ended March 31, 2005 and 2004 were $1,104,895 and a gain of $33,961, respectively. These losses were incurred primarily as a result of the aforementioned incurred expenses.

As of March 31, 2004, the Company had an accumulated deficit of $1,208,168 that may, on a limited basis, be offset against future taxable income. There are limitations on a portion of the net operating loss carryforwards that can be used due to the change in control of the management of the Company. No tax benefit has been reported in the financial statements, as of March 31, 2004. Accordingly, the potential tax benefit of the loss carry forwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

As of March 31, 2005, we had a total Stockholders’ Equity of $45,130.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarter ended March 31, 2004.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

B. Report on Form 8-K:

During the quarter ended March 31, 2005, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On January 20, 2005, we filed a Current Report on Form 8-K pursuant to Item 1.01 and 3.02 to report that Netfran, Ariel Way, Inc. and the shareholders of Ariel Way, Inc. had entered into a definitive share exchange agreement, pursuant to which Netfran will, subject to satisfaction or waiver of certain conditions to closing set forth in the agreement, acquire all of the outstanding shares of Ariel Way, Inc. which will then become a wholly owned subsidiary of Netfran.

On February 8, 2005, we filed a Current Report on Form 8-K pursuant to Item 2.01 to report that we had completed our acquisition of Ariel Way, Inc., a Delaware corporation, on February 2, 2005.

On February 28, 2005, we filed a Current Report on Form 8-K pursuant to Item 1.01, 2.01 and 8.01 to report our acquisition of dbsXmedia, Inc. and the engagement of Joel Bernstein, Esq. and Michael Jordan for certain legal and financial advisory services related to the transaction for the acquisition of Ariel Way, Inc.

On March 2, 2005, we filed a Current Report on Form 8-K pursuant to Item 4.01 to report that effective March 2, 2005 we had changed our independent auditors to Bagell, Josephs & Company, L.L.C.

On March 17, 2005, we filed a Current Report on Form 8-K pursuant to Item 5.02 to report that Lloyd Griffiths and Todd Rowley resigned from our Board of Directors as independent Board members.

On March 21, 2005, we filed a Current Report on Form 8-K pursuant to Item 5.02 to report that Bob Bova resigned from our Board of Directors. Mr. Bova was an inside Board member.

Subsequent to the quarter ended March 31, 2005, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On April 21, 2005, we filed a Current Report on Form 8-K/A pursuant to Item 9.01 to include the financial statements and pro forma financial information related to our acquisition of Ariel Way, Inc.

On April 28, 2005, we filed a Current Report on Form 8-K pursuant to Item 1.01 to report the sale by our wholly owned subsidiary Ariel Way, Inc. of $2,000,000 worth Series A Redeemable Preferred Stock.

On April 28, 2005, we filed a Current Report on Form 8-K pursuant to Item 2.01 to report that our majority controlled subsidiary dbsXmedia, Inc. had completed the acquisition of certain assets related to the business television services of Loral Skynet Network Services, Inc.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC. (FORMERLY NETFRAN DEVELOPMENT CORP.)

Date: May 23, 2005	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer

Date: May 23, 2005	By:	/s/ Voula Kanellias
Voula Kanellias, Chief Financial Officer