Form 10QSB
period 2005-06-30
ARIEL WAY INC
filed 2005-08-22
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

Commission File Number 0-50051

ARIEL WAY, INC.
(Exact name of registrant as specified in charter)

FLORIDA	65-0983277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8000 TOWERS CRESCENT DRIVE SUITE 1220, VIENNA, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(703) 918-2430

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2005, the Company had outstanding 38,286,943 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

Condensed Consolidated Financial Statements:

Balance Sheet as of June 30, 2005 (Unaudited)

Statements of Operations for the Nine and Three Months Ended June 30, 2005 with Cumulative Totals Since Inception (Unaudited)

Statements of Cash Flow for the Nine Months Ended June 30, 2005 with Cumulative Totals Since Inception (Unaudited)

Statement of Accumulated Other Comprehensive Loss for the Nine Months Ended June 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,017,624
Account receivable	564,131
Prepaid expenses and other current assets	47,647

Total current assets	2,629,402

PROPERTY AND EQUIPMENT
Equipment	109,922
Computers	7,363
Furniture	17,181
Less: accumulated depreciation	(11,598)

Net property and equipment	122,868

OTHER ASSETS
Goodwill	1,107,565
Due from related parties	175,674
Software technology license	200,000
Deposit	100,000

Total other assets	1,583,239

TOTAL ASSETS	$4,335,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,351,513
Current portion of long-term debt	180,083
Promissory Note	400,000
Liability for stock to be issued	105,000

Total current liabilities	2,036,596

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	79,278
Debenture payable	500,000

Total long-term liabilities	579,278

Total liabilities	2,615,874

STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par value; 5,000,000 shares authorized;
2,000,000 shares issued and outstanding	2,000,000
Common stock, $.001 par value; 245,000,000 shares authorized;
38,286,943 shares issued and outstanding	38,286
Additional paid-in capital	2,349,203
Accumulated other comprehensive loss	(5,591)
Common stock subscribed	(1,128,600)
Deficit	(1,464,459)
Minority interest	(69,204)

Total stockholders' equity	1,719,635

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,335,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

INCOME	$434,649	$41,000	$434,649	$-

OPERATING EXPENSES
Professional fees	603,344	4,760	74,743	1,000
Salaries	57,512	-	57,512	-
Software maintenance	37,503	-	29,248	-
Bank service charges and other	1,763	36	763	36
Travel and entertainment	67,157	118	22,792	118
Marketing	64,080	-	36,550	-
Insurance	25,979	-	14,951	-
Satellite expenses	450,000	-	450,000	-
Payroll taxes and expenses	86,064	-	17,412	-
Telephone	20,320	306	6,969	226
Office equipment	10,718	3,127	2,215	152
Depreciation and Amortization	60,601	-	(682)	-
Office supplies	5,755	267	305	198
Rent	34,320	-	23,570	-
Miscellaneous	22,334	-	17,290	-
Automobile	1,041	200	-	165
Dues and subscriptions	4,506	770	3,685	705
Postage and delivery	2,453	-	1,804	-
Printing	7,570	-	7,092	-
Professional development	-	80	-	25
Total Operating Expenses	1,563,020	9,664	766,219	2,625

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(1,128,371)	31,336	(331,570)	(2,625)

OTHER (INCOME) EXPENSE
Interest income	(10,421)	-	(10,421)	-
Interest expense	11,132	-	3,945	-
Other expense	1,308	-	401	-
Minority interest	(69,204)	-	(69,204)	-
Organizational costs	300,000	-	-	-
Total Other Expense	232,815	-	(75,279)	-

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,361,186)	31,336	(256,291)	(2,625)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(1,361,186)	$31,336	$(256,291)	$(2,625)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.0455)	$0.0041	$(0.0067)	$(0.0003)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	29,917,196	7,600,000	38,286,943	7,600,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,361,186)	$31,336

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	199,736	-
Depreciation and amortization	6,924	-
Loss on foreign currency transactions	(5,591)	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(64,165)	(21,000)
(Increase) in inventory	-	-
Decrease (increase) in prepaid expenses	2,353	-
(Increase) in deposit	(100,000)	-
Increase in accounts payable and accrued expenses	812,136	-
Total adjustments	851,393	(21,000)

Net cash provided by (used in) operating activities	(509,793)	10,336

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24,050)	-

Net cash (used in) investing activities	(24,050)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related party	(175,674)	-
Proceeds from promissory note - related party	33,234	-
Liability for stock to be issued	105,000	-
Proceeds from long-term debt, net	159,361	-
Proceeds from issuance of preferred stock	2,000,000	-
Proceeds from convertible debenture	400,000	-

Net cash provided by financing activities	2,521,921	-

INCREASE IN CASH AND CASH EQUIVALENTS	1,988,078	10,336

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	29,546	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,017,624	$10,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$3,945	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Net effect of stock acquisition of Enfotec, Inc.:
Equipment, net	8,676	-
Goodwill	812,865	-
Accounts payable	(138,388)	-

Common stock issued for the acquisition of Enfotec, Inc.	$683,153	$-

Net effect of acquisition of dbsXmedia, Inc.:
Equipment, net	96,000
Contracts	210,000
Goodwill	100,000
Accounts payable	(301,000)

Common stock issued for the acquisition of dbsXmedia, Inc.	$105,000	$-

Common stock issued for services	$199,736	$-

Common stock issued for software license agreement and prepayment
for software technology support services	$250,000	$-

Common stock issued for equity line of credit commitment	$1,128,600	$-

Investment receivable	$-	$-

Debenture payable	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

Balance, February 10, 2004	$-

Loss on foreign currency translation	-

Balance, June 30, 2005	$-

Balance, September 30, 2004	$-

Loss on foreign currency translation	(5,591)

Balance, June 30, 2005	$(5,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 1-   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:

The condensed consolidated unaudited interim financial statements included herein have been prepared by Ariel Way, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

The Company is a technology and services company for highly secure global communications solutions and technologies. The Company is focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers and creating strategic alliances with companies in complementary product lines and service industries. The Company’s communications solutions are provided by the Company’s majority-owned subsidiary dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”), and the Company’s technology development effort for highly secure telecommunications services is conducted through the Company’s wholly-owned subsidiary Enfotec, Inc., a Delaware corporation (“Enfotec”). The Company was initially named Netfran Development Corp., and provided franchise Internet web site design and consulting services until, on February 2, 2005, the Company acquired Ariel Way, Inc. (“Old Ariel Way”) in a share exchange transaction. Old Ariel Way was engaged in the development of highly secure global communications technologies. After the acquisition of Old Ariel Way, the Company ceased to conduct the franchise business the Company had previously conducted in order to concentrate solely on the development of the highly secure global communications technology business.

The Company under the name Netfran Development Corp., was incorporated in the State of Florida in January 2000 to market the Netspace Franchise System provided by Netvertise, Inc., a Florida company, as a franchisor of Internet web site design, hosting, updating, maintenance, administration, e-mail publishing and consulting services, marketing and advertising services and related services under the registered servicemark "NETSPACE". The Company’s strategy was to support franchisees to assist small and medium size businesses to implement an effective Internet World Wide Web strategy.

Ariel Way, LLC was formed on February 10, 2004 as a Delaware limited liability company. Ariel Way, LLC changed its name to Ariel Way, Inc. (“Old Ariel Way”) (a development stage company), on September 23, 2004, incorporated under the laws of the state of Delaware. Old Ariel Way was a technology and services company providing highly secure global communications solutions. Old Ariel Way was focused on developing innovative and secure technologies, acquiring and growing profitable advanced emerging technology companies and national and global communication service providers. Old Ariel Way also intended to create strategic alliances with companies with complementary product solutions and services.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 1-   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES: (CONTINUED)

On September 30, 2004, Old Ariel Way acquired 100% ownership interest of Enfotec, Inc. Enfotec designs, manufacturers and markets high-speed security appliance solutions that integrate a high-performance Virtual Private Network (VPN) with a firewall, intrusion detection capabilities, anti-virus and security management in a single network appliance. Enfotec’s EN Security Appliance and Custom Security Appliance products feature hardware-based technologies that are believed to deliver true wire-line data speed performance and the high level of security. The Enfotec EN series of products are scalable while being easy to configure and manage and enables third party software application to be easily integrated.

On February 2, 2005, the Company completed the acquisition of Old Ariel Way, under the terms of the Share Exchange Agreement dated December 29, 2004, as amended January 20, 2005, between the Company and Old Ariel Way. Under the terms of the Agreement, each share of Old Ariel Way common stock outstanding immediately prior to the effective date was converted into 1.6762 shares of the Company’s common stock. As a result of the acquisition, the Company issued 33,289,434 shares of common stock to the former shareholders of Old Ariel Way.

As a result of the transaction, a reverse merger, the former shareholders of Old Ariel Way, now own a substantial majority of the Company’s common stock.

In connection with the share exchange transaction on February 2, 2005, Old Ariel Way and Elliot Krasnow, who was the Company’s Chief Executive Officer until the Effective Time, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of the Company’s common stock to Old Ariel Way for $300,000. Old Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Old Ariel Way borrowed $400,000 from Cornell Capital Partners, L.P., (“Cornell Capital”) one of the stockholders of Old Ariel Way (and now a stockholder of the Company). The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005. The Company is now in default unless the Company can renegotiate the terms of the loan for an extension with Cornell Capital. Cornell Capital is not a controlling stockholder of the Company, and the Company believes the terms of the loan are at least as favorable to the Company as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and the Company’s Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. The Company expects to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on the Company’s behalf, but the terms of any such compensation have not yet been agreed to. The Company’s Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but the Company does not expect that any compensation to him will be paid in cash.

On February 2, 2005, following the Effective Date of the share exchange transaction and the Company’s acquisition of Old Ariel Way, the Company ceased to conduct the Internet franchise business the Company had conducted prior to the Effective Date in order to concentrate solely on the development of its highly secure global communications business.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)
NOTE 1-   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES: (CONTINUED)

On February 2, 2005, in connection with the acquisition and pursuant to the Share Exchange Agreement dated January 20, 2005, all of the Company’s executive officers resigned and the executive officers of Old Ariel Way immediately prior to the Effective Date became the Company’s new executive officers.

On February 19, 2005, the Company completed the acquisition of dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”), and as a result of this acquisition, dbsXmedia became a subsidiary of the Company. On February 19, 2005, dbsXmedia entered into an Asset Purchase Agreement by and among Loral Skynet Network Services, Inc., a Delaware corporation, CyberStar L.P., a Delaware limited partnership, CyberStar, LLC and dbsXmedia. Pursuant to the terms of the Asset Purchase Agreement, dbsXmedia would purchase certain assets related to the business television services conducted by Loral Skynet Network Services, Inc. and dbsXmedia would assume certain liabilities associated with the BTV business. The subsidiary at February 19, 2005 had no assets or liabilities.

On April 19, 2005, Old Ariel Way filed with the Delaware Secretary of State a Certificate of Designation creating a new series of two million (2,000,000) shares of Preferred Stock, designated as “Series A Redeemable Preferred Stock”. These shares are created out of Old Ariel Way’s previously authorized preferred stock.

On April 21, 2005, the Company’s majority owned subsidiary, dbsXmedia, Inc., pursuant to an Asset Purchase Agreement (“the Asset Purchase Agreement”) by and among Loral Skynet Network Services, Inc., a Delaware corporation, CyberStar L.P., a Delaware limited partnership, CyberStar, LLC (collectively, “Sellers”) and dbsXmedia completed the acquisition of certain assets related to the business television services conducted by Sellers (the “BTV business”). dbsXmedia assumed certain liabilities associated with the BTV business and Sellers and dbsXmedia entered into certain support and transition services agreements related to the future conduct of the BTV business.

The purchase price for the assets included cash, shares of the Company’s common stock and the assumption of certain liabilities. The cash component of the purchase price or the purchased assets is $400,000, which was to be paid in three installments: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing and (iii) $75,000 on the second anniversary of the closing. The Company issued in aggregate 300,000 shares of the Company’s common stock to Loral Skynet.

As part of the transaction between dbsXmedia and Sellers, The Company provided a guarantee of certain obligations of dbsXmedia to the Sellers. Under the terms of the guarantee agreement, the Company will guarantee up to $3,000,000 of the obligations of dbsXmedia to the Sellers during the first one year period after the closing, which the amount will be reduced to $1,500,000 during the second one year period after the closing. The guarantee will expire on the second anniversary of the closing, except to the extent of any default occurring prior to such date.

On May 26, 2005 the Company changed its name from Netfran Development Corp. to Ariel Way, Inc. and the Company changed its trading symbol from “NFDV” to the new symbol “AWYI”.

Arne Dunhem, the Company’s Chairman and Chief Executive Officer, advanced during the period January 1 through August 3, 2005 an aggregate of $42,250 to cover the payment of certain expenses for the Company. The Company treats the advances as short-term loans but have not yet provided Mr. Dunhem proper promissory notes and has not yet reached an agreement with Mr. Dunhem on the terms for the loan.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 1-   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES: (CONTINUED)

On May 17, 2005 Eva Dunhem, the wife of Arne Dunhem, the Company’s Chairman and Chief Executive Officer, advanced as a short-term loan an aggregate of $70,000 to the Company. The Company has not yet provided Mrs. Dunhem proper promissory notes and has not yet reached an agreement with Mrs. Dunhem on the terms for the loan.

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

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. During the period, cash balances may exceed the federally insured limits.

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

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
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

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”. The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
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

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered.

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

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 1-   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All goodwill associated with the acquisition of Old Ariel Way was impaired in 2005 ($300,000), due to the company being acquired mainly for its development, which Management has conservatively determined to have no material fair value as of the balance sheet date.

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

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)
NOTE 1-   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)
Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	2005	2004

Net loss	$(1,361,186)	$31,336

Weighted-average common shares
Outstanding (Basic)	29,917,196	7,600,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	29,917,196	7,600,000

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2005 and 2004 because inclusion would have been antidilutive. In addition, there were no outstanding options or warrants at June 30, 2005 and 2004, respectively.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the Euro and pound sterling. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
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

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
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

NOTE 2-   PREPAID EXPENSES

Prepaid expenses represent a software support services agreement acquired to provide business development and strategic support services for a twelve-month period ending September 30, 2005.

NOTE 3-   EQUIPMENT

Property and equipment at June 30, 2005 is as follows:

Equipment	$109,922
Computers	7,363
Furniture	17,181
Less: accumulated depreciation	(11,598)

Net equipment	$122,868

Depreciation expense for the nine  months ended June 30, 2005 and 2004 was $2,532 and $0, respectively.

NOTE 4-   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $1.00 par value per share.

On April 19, 2005, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. (“Old Ariel Way”) filed with the Delaware Secretary of State a Certificate of Designation creating a new series of two million (2,000,000) shares of Preferred Stock, designated as “Series A Redeemable Preferred Stock”. These shares were created out of the subsidiary Old Ariel Way, previously authorized preferred stock.

Common Stock

As of June 30, 2005, the Company had 245,000,000 shares of common stock authorized at $0.001 par value per share, and 38,286,943 issued and outstanding as of June 30, 2005.

The following details the stock transactions for the Company:

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)
NOTE 4-   STOCKHOLDERS’ EQUITY (CONTINUED)

        Common Stock (Continued)

On September 23, 2004, the Company’s wholly owned Delaware incorporated subsidiary Ariel Way, Inc. (“Old Ariel Way”), issued as a stock exchange 14,680,000 shares of the Company’s wholly owned Delaware incorporated subsidiary Old Ariel Way common stock pursuant to the name change and re-incorporation of the Ariel Way, LLC to Ariel Way, Inc. The shares were distributed to the following: 7,600,000 shares to Arne Dunhem and The Dunhem Family Trust, 2,800,000 shares to Anand Kumar, 1,100,000 shares to Magdy Battikha, 900,000 shares to Aziz Bennani, 900,000 shares to Voula Kanellias, 480,000 shares to Chivas Capital, Inc., 400,000 shares to J. David Morris, 300,000 shares to Michael H. Jordan and 200,000 shares to Steve Toro. All shareholders have acquired their member shares from Ariel Way, LLC at various dates from the forming of Ariel Way, LLC on February 10, 2004.

On September 27, 2004, Old Ariel Way issued to Market Central Inc., 2,000,000 shares of Old Ariel Way’s common stock pursuant to the terms of a Stock Purchase Agreement for a purchase consideration in an aggregate value of $250,000 consisting of the rights to certain software technology with a value of $200,000 and development/support services consideration rendered by Market Central’s senior executives with a value of $50,000.

On September 30, 2004, Old Ariel Way issued to Cornell Capital Partners, 1,980,000 shares of Old Ariel Way’s common stock pursuant to the terms of a Securities Purchase Agreement for the purchase of $500,000 of secured convertible debentures and a Standby Equity Distribution Agreement (“2004 Standby Equity Distribution Agreement”) for the purchase from Old Ariel Way of up to $50,000,000 of Old Ariel Way’s common stock.

On September 30, 2004, Old Ariel Way issued to the shareholders of Enfotec, Inc., 1,000,000 shares of Old Ariel Way’s common stock pursuant to the terms of an Agreement and Plan of Merger as a tax-free stock exchange as consideration for the full acquisition of Enfotec, Inc. In addition, on September 30, 2004, Old Ariel Way also issued certain creditors of Enfotec, Inc., 200,000 shares of Old Ariel Way’s common stock pursuant to the terms of a settlement of certain liabilities of Enfotec, Inc.

On February 2, 2005, the Company acquired Old Ariel Way, in exchange for the issuance by the Company, of 33,289,434 shares of the Company’s. common stock. Under the terms of the Acquisition Agreement, each share of Old Ariel Way common stock outstanding immediately prior to the Effective Date of the Agreement was converted into 1.6762 shares of the Company’s common stock.

On February 2, 2005, in connection with the Acquisition, Old Ariel Way and Mr. Elliott Krasnow entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of the Company’s common stock to Old Ariel Way, for $300,000. Old Ariel Way intends to  retire the shares it acquired from the Company. As of June 30, 2005 these 300,000 shares are still issued and outstanding.

On February 2, 2005, pursuant to letters dated December 28, 2004, the Company issued 499,342 and 499,341 shares of its common stock as compensation to consultants for providing assistance in connection with the acquisition of Old Ariel Way.

NOTE 5-   DEBENTURE PAYABLE

Old Ariel Way on September 30, 2004, issued a secured debenture to Cornell Capital Partners, L.P., (“Cornell Capital”) whereas Old Ariel Way  received  $500,000, with a promise to pay to Cornell Capital the principal sum of $500,000 together with interest on the unpaid principal of this debenture at the rate of 5% per year from the date of the debenture until paid. The secured debenture was due on September 29, 2006 and was secured by Old Ariel Way’s stock.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)
NOTE 5-   DEBENTURE PAYABLE  (CONTINUED)

Old Ariel Way on February 2, 2005, borrowed an additional $400,000 from Cornell Capital whereas Old Ariel Way received the $400,000, with a promise to pay to Cornell Capital the principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on May 31, 2005 and was secured by Old Ariel Way’s stock. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and the Company’s Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. The Company expects to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on the Company’s behalf, but the terms of any such compensation have not yet been agreed to. The Company’s Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but the Company does not expect that any compensation to him will be paid in cash.

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

There were no provisions for income taxes for the period ended June 30, 2005.

At June 30, 2005, deferred tax assets approximated the following:

Deferred tax assets	$538,740
Valuation for deferred asset	(538,740)
Net deferred tax assets	$-

At June 30, 2005, the Company had accumulated deficits approximating $1,464,459, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 7-   PROMISSORY NOTES - RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These notes are non-interest bearing. As of June 30, 2005, the Company has $105,083 outstanding under these notes. The notes are unsecured, due on demand and are therefore reflected as current liabilities on the condensed consolidated balance sheet. These notes were transferred over as liabilities from the Enfotec, Inc. acquisition and relate to services rendered to Enfotec.

NOTE 8-   COMMITMENTS AND CONTINGENCIES

On September 30, 2004 Old Ariel Way, entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital, dated as of September 30, 2004. Pursuant to the 2004 Standby Equity Distribution Agreement, Old Ariel Way may, at its discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $50.0 million. For each share of common stock purchased under the 2004 Standby Equity Distribution Agreement, Cornell Capital would pay the Company 96% of the lowest volume weighted average price of the Company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which Old Ariel Way’s common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital for Old Ariel Way’s stock shall be determined as of the date of each individual request for an advance under the 2004 Standby Equity Distribution Agreement. Cornell Capital’s obligation to purchase shares of Old Ariel Way’s common stock under the 2004 Standby Equity Distribution Agreement was subject to certain conditions, including Old Ariel Way obtaining an effective registration statement for shares of Old Ariel Way’s common stock sold under the 2004 Standby Equity Distribution Agreement and was limited to $1,000,000 per advance notice. The total of these advances however, cannot cause Cornell Capital to own more than 9.9% of the outstanding shares of Old Ariel Way.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 9-   SUBSEQUENT EVENTS

On July 20, 2005 Old Ariel Way terminated a 2004 Standby Equity Distribution Agreement with Cornell Capital that was entered into by Old Ariel Way on September 30, 2004.

On July 21, 2005 the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell Capital will purchase up to $50 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at the Company’s discretion. Any shares of common stock sold under the 2005 Standby Equity Distribution Agreement will be priced at a 4% discount of the lowest volume weighted average price of the common stock as reported by Bloomberg LP during the five consecutive trading days after the Company gives notice to Cornell Capital that the Company wishes to sell stock to them. The Company is not permitted to draw down more than $4 million in any 30-day calendar period. In addition, in order for the Company to draw down on the 2005 Standby Equity Distribution Agreement, the Company must file and obtain the effectiveness of a registration statement, registering the resale of the shares of common stock that may be issued to Cornell Capital under the 2005 Standby Equity Distribution Agreement. At the time of each draw down, the Company is obligated to pay Cornell Capital a fee equal to 3% percent of the amount of each draw down.

On July 28, 2005, the Company borrowed $600,000 from Montgomery Equity Partners, L.P. (“Montgomery Equity”). The Company received $240,000 of this amount on July 28, 2005 and the balance 360,000 on August 8, 2005. The loan bears interest at the rate of 12% per annum and is due and payable on January 28, 2006. On July 28, 2005 the Company issued to Montgomery Equity a warrant to purchase 1,000,000 shares of the Company’s common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of the Company, and the Company believes the terms of the loan are at least as favorable to the Company as could be obtained from an unrelated third party.

On August 10, 2005, the Company elected through its subsidiary Old Ariel Way to redeem and purchase from Cornell Capital 2,000,000 shares of Old Ariel Way Series A Redeemable Preferred Stock (“Preferred Stock”) for a total of $2,074,301, the “Purchase Price”. These shares of Preferred Stock were sold and issued on April 21, 2005, by Old Ariel Way to Cornell Capital, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State, on the terms and conditions set forth in a Stock Purchase Agreement by and between Old Ariel Way and Cornell Capital, dated April 19, 2005. In connection with the redemption, the Company acknowledged to Cornell Capital that the Purchase Price represented an agreed upon price of $1.00 per share of Preferred Stock along with $74,301 of dividends accrued on the Preferred Stock to August 10, 2005. The Company also acknowledged that the sum of $30,000 had been paid to Cornell Capital from the closing on July 28, 2005 of the $600,000 that the Company borrowed from Montgomery Equity. The Company also represented that the Company shall owe to Cornell Capital the balance of the Purchase Price, or the sum of $30,271.

On August 15, 2005, the Company received from Pierce Financials Corporation, after a payment by the Company to them of $23,000, a full settlement and full release from a complaint filed by them on June 05, 2005 with the Fairfax County Virginia Circuit Court. In the complaint, Pierce Financial claimed $23,000 in payment of a fee related to an acquisition transaction.

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

Overview

We were formed in the State of Florida and incorporated in the State of Florida in January 2000 to market the Netspace Franchise System and began marketing of franchises in May 2000. The name of the Company was changed on May 23, 2005 from Netfran Development Corp. to Ariel Way, Inc.

We derived our revenues from franchise operations, up through February 1, 2005. Our revenues came from the initial sale of franchises and ongoing royalties from the sales of our franchisees. In 2004 and 2003 our revenue from sale of franchises exceeded our royalty revenues. There will be no further revenues earned from the sale of franchise or royalties since we have changed our business focus.

Upon completion of our acquisition of Ariel Way, Inc. (“Old Ariel Way”) on February 2, 2005, the business strategy, direction and focus of Old Ariel Way became our dominant operating focus. From February 2, 2005, we are focused on pursuing both acquisitions and strategic alliances to leverage our strategy of creating a technology and services company for highly secure global communications solutions and technologies. Our objectives are to create high margin revenues and shareholder value, expand our reach in the global market for highly secure global communications solutions and technologies and position us to play a more visible role in providing next generation highly secure communications solutions, products, services and technologies. Our initial activities have been focused on our wholly owned subsidiary Enfotec, Inc. to design, manufacture and market high-speed security appliance solutions with a fully integrated Linux operating system, which is an open based operating system, that integrate high-performance Virtual Private Network, “VPN”, firewall, intrusion detection, anti-virus and management in a single network appliance. Enfotec’s “EN” Security Appliance and “CSA” Custom Security Appliance products feature certain hardware-based technology that delivers wire-line data speed performance and high level of security.

We completed on February 19, 2005 the acquisition of 60% of dbsXmedia, Inc., a Delaware corporation, with the intent to acquire the proprietary business television operation of Loral Skynet. On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV), as a going concern. After the acquisition, dbsXmedia provides communications infrastructure and integrated multimedia services to customers who are leading retail and finance-oriented services companies and leading technology and manufacturing companies throughout the United States and Europe. dbsXmedia operates from offices in the United States and United Kingdom, providing solutions for BTV, digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks.

These and other potential acquisitions are intended to provide revenue to us and, to the extent they remain profitable, provide cash to fund development of our technologies for highly secure communications. We have been engaged in discussions with several other companies for potential acquisition with the intent to continue to expand our strategy to provide additional solutions, products, services and technologies to the existing and future customer base, all with an intent to fit its business model and assist us in executing our business plan.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three months ended June 30, 2005 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Recent Events

On February 2, 2005 we acquired Ariel Way, Inc., a Delaware corporation (“Old Ariel Way”), in exchange for the issuance by us of 33,289,434 shares of our common stock to the former stockholders of Old Ariel Way. The acquisition was made pursuant to the Share Exchange Agreement dated January 20, 2005, between Netfran, Old Ariel Way and the shareholders of Old Ariel Way common stock. We are a technology and services company for highly secure global communications solutions and technologies. The business is focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global telecommunications service providers and creating strategic alliances with companies in complementary product lines and service industries. Our technology development effort for highly secure telecommunications services is conducted by Enfotec, Inc., “Enfotec”, a Delaware corporation. We intend to acquire various other advanced technology and software development companies and telecommunications services companies through an aggressive acquisition and merger strategy. The acquisition of Old Ariel Way was treated as a reverse acquisition and going forward the financial statements will be those of Old Ariel Way with subsidiary.

On February 2, 2005, following the Effective Date, we ceased to conduct the Internet franchise business that we conducted prior to the Effective Date in order to concentrate solely on the development of its highly secure global communications business.

On February 2, 2005, in connection with the acquisition and pursuant to the stock exchange transaction, our executive officers resigned and the executive officers of Old Ariel Way immediately prior to the Effective Date became our new executive officers.

On February 2, 2005, Old Ariel Way and Elliot Krasnow, who was our Chief Executive Officer until the Effective Time, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of our common stock to Old Ariel Way for $300,000. Old Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Old Ariel Way borrowed $400,000 from Cornell Capital Partners, L.P., (“Cornell Capital”), one of the stockholders of Old Ariel Way (and now a stockholder us). The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005. We are now in default unless we can renegotiate the terms of the loan for an extension with Cornell Capital. Cornell Capital is not a controlling stockholder of us, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and our Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

On February 19, 2005 we completed the acquisition of dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”) with offices in Maryland and United Kingdom. dbsXmedia intended to provide satellite-based services for Business Television (BTV), digital signage, training and multimedia. We purchased from dbsXmedia 1,500 shares of its common stock, par value $0.001 per share. After this transaction dbsXmedia had 2,500 shares of common stock outstanding out of which we own 60% and Zygot, LLC, which is owned by the management of dbsXmedia, became the minority 40% shareholder. dbsXmedia continues to operate under its existing name. As part of the purchase consideration (and related to the dbsXmedia acquisition described in subsequent paragraph), we delivered a commitment to the benefit of dbs Xmedia in the form of a Conditional Guaranty, in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, having a total value of $3,000,000. We agreed that dbsXmedia would provide employment contracts and full benefits for two members of the dbsXmedia management team for three years. dbsXmedia operates as a subsidiary of our’s but with autonomous offices and management control.

On March 2, 2005, our Board of Directors dismissed our independent auditors, McClain & Company, L.C. (“McClain”) and engaged the services of Bagell, Josephs & Company, L.L.C. (“Bagell”), as our new independent auditors. Bagell audited our financial statements for the fiscal year ended December 31, 2004. During our two most recent fiscal years ended December 31, 2004, and the subsequent interim period through March 2, 2005, there were no disagreements between us and McClain on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to McClain’s satisfaction, would have caused McClain to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-B. The audit reports of McClain on our financial statements as of and for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to certainty, audit scope or accounting principles as of and for the fiscal years ended December 31, 2003 and 2002. A letter from McClain was attached in our Form 8-K filing on March 2, 2005, indicating its concurrence with the disclosures in this paragraph. During the our most recent fiscal years ended December 31, 2004, and the subsequent interim period through March 2, 2005, we did not consult with Bagell regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

On March 14, 2005, Lloyd Griffiths and Todd Rowley resigned for personal reasons from our Board of Directors. Each of Mr. Griffiths and Mr. Rowley were independent Board members. In connection with their resignations, each of Mr. Griffiths and Mr. Rowley relinquished all of their vested stock options to acquire shares of our common stock. We have not named replacements for Mr. Griffiths or Mr. Rowley, although we are committed to appointing additional independent members to our Board of Directors.

On March 21, 2005, Bob Bova resigned from our Board of Directors. Mr. Bova was an inside Board member. Mr. Bova continues to be the CEO of Enfotec. We have not named a replacement for Mr. Bova.

On April 19, 2005 pursuant to authority conferred upon the Board of Directors of our subsidiary Old Ariel Way by the Certificate of Incorporation of the Corporation, the Board of Directors of Old Ariel Way, by action duly taken by written consent in lieu of a meeting adopted resolutions creating a new series of two million (2,000,000) shares of Preferred Stock of Old Ariel Way designated as “Series A Redeemable Preferred Stock” (the “Series A Redeemable Preferred Stock”), out of Old Ariel Way’s previously authorized Preferred Stock.  Old Ariel Way filed on April 19, 2005 with the Delaware Secretary of State a Certificate of Designation providing the terms and conditions of the Old Ariel Way Series A Redeemable Preferred Stock. Each issued and outstanding share of Old Ariel Way Series A Redeemable Preferred Stock shall accrue a dividend from the Original Issue Date equal to twelve percent (12%) of the Original Purchase Price per annum, which shall be payable when, as and if declared by the Old Ariel Way Board of Directors, but only out of assets of Old Ariel Way that are legally available for distribution to Old Ariel Way’s stockholders. For purposes of the Certificate of Designation: (i) the term “Original Issue Date” means April 19, 2005; and (ii) the term “Original Purchase Price” means one dollar ($1.00) per share of Series A Redeemable Preferred Stock, as adjusted upon any stock split, reverse stock split, combination or recapitalization affecting the shares of Series A Redeemable Preferred Stock. Old Ariel Way shall not pay or declare any dividends on the Common Stock of Old Ariel Way unless the full accrued and unpaid dividends on the Series A Redeemable Preferred Stock described in this paragraph have been paid.

On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for $400,000 in cash, 300,000 shares of our common stock, and our assumption of ongoing contracts for infrastructure support from Loral Skynet. The ownership transition left unchanged the services for current customers, under an agreement that maintains the existing teleport and satellite infrastructure provided by Loral Skynet. dbsXmedia agreed that some of the employees of Loral Skynet's BTV group would transfer to dbsXmedia's new offices in Plymouth, United Kingdom and Frederick, Maryland. This team would take over the daily operations of customers’ corporate communications networks, ensuring seamless, high quality service. dbsXmedia made and will make cash purchase price payment to Loral Skynet in three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the Closing of the transaction. The $250,000 cash at closing was allocated from prepaid revenue transfered to dbsXmedia from Loral Skynet as part of the business acquired. As part of the transaction, we delivered a commitment to the benefit of dbsXMedia in the form of a Conditional Guaranty in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, having a total value of $3,000,000.

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital two million (2,000,000) shares of the Series A Redeemable Preferred Stock of Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State on the terms and conditions set forth in a Stock Purchase Agreement by and between Old Ariel Way and Cornell Capital, dated April 19, 2005.

On April 27, 2005, we filed a Definitive Schedule 14C Information Statement upon due review by the Securities and Exchange Commission to inform the holders of record of shares of our common stock as of the close of business on the record date, February 23, 2005, that our Board of Directors had recommended, and that the holders of a majority of our common stock as of such record date have approved, by written consent in lieu of a special meeting of stockholders dated February 23, 2005, the corporate action to Amending our Articles of Incorporation to change our name from “Netfran Development Corp.” to “Ariel Way, Inc.” and for an increase of the total authorized shares of our capital stock from 50,000,000 shares, all of which are designated common stock, to a total authorized shares of our capital stock of 250,000,000 shares, of which 245,000,000 will be common stock and 5,000,000 will be “blank check” preferred stock.

On May 19, 2005 we filed with the Secretary of State of Florida the Articles of Amendment to our Articles of Incorporation for the change of our name and the increased number of authorized shares which became effective as of May 23, 2005.

On June 06, 2005, Anand Kumar resigned for personal reasons from our Board of Directors. Mr. Kumar was a member of our Board of Directors. Mr. Kumar continues to be our Executive Vice President. His departure from the Board did not involve a dispute as to our operations, policies or practices. We have not named a replacement for Mr. Kumar.

On July 20, 2005 Old Ariel Way terminated a 2004 Standby Equity Distribution Agreement with Cornell Capital that was entered into by Old Ariel Way on September 30, 2004.

On July 21, 2005 we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell Capital will purchase up to $50 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the 2005 Standby Equity Distribution Agreement will be priced at a 4% discount of the lowest volume weighted average price of the common stock as reported by Bloomberg LP during the five consecutive trading days after we give notice to Cornell Capital that we wish to sell stock to them. We are not permitted to draw down more than $4 million in any 30-day calendar period. In addition, in order for us to draw down on the 2005 Standby Equity Distribution Agreement, we must file and obtain the effectiveness of the registration statement of which this prospectus is a part, registering the resale of the shares of common stock that may be issued to Cornell Capital under the 2005 Standby Equity Distribution Agreement. At the time of each draw down, we are obligated to pay Cornell Capital a fee equal to 3% percent of the amount of each draw down.

On July 28, 2005, we borrowed $600,000 from Montgomery Equity Partners, L.P. (“Montgomery Equity”). We received $240,000 of this amount on July 28, 2005 and the balance 360,000 on August 8, 2005. The loan bears interest at the rate of 12% per annum and is due and payable on January 28, 2006. On July 28, 2005 we issued to Montgomery Equity a warrant to purchase 1,000,000 shares of our common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of us, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party.

On August 10, 2005, we elected through our subsidiary Old Ariel Way to redeem and purchase from Cornell Capital 2,000,000 shares of Old Ariel Way Series A Redeemable Preferred Stock (“Preferred Stock”) for a total of $2,074,301.37, the “Purchase Price”. These shares of Preferred Stock were sold and issued on April 21, 2005, by us to Cornell Capital, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State, on the terms and conditions set forth in a Stock Purchase Agreement by and between Old Ariel Way and Cornell Capital, dated April 19, 2005. In connection with our redemption, we acknowledged to Cornell Capital that the Purchase Price represented an agreed upon price of $1.00 per share of Preferred Stock along with $74,301.37 of dividends accrued on the Preferred Stock to August 10, 2005. We also acknowledged that the sum of $30,000 had been paid to Cornell Capital from the closing on July 28, 2005 of the $600,000 that we borrowed from Montgomery Equity. We also represented that we shall owe to Cornell Capital the balance of the Purchase Price, or the sum of $30,271.25.

On August 15, 2005, we received from Pierce Financials Corporation, after a payment by us to them of $23,000, a full settlement and full release from a complaint filed by them on June 05, 2005 with the Fairfax County Virginia Circuit Court. In the complaint, Pierce Financial claimed $23,000 in payment of a fee related to an acquisition transaction.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had revenues of $434,649 and $-0- for the three months ended June 30, 2005 and 2004, respectively. We had revenues of $434,649 and $41,000 for the nine months ended June 30, 2005 and 2004, respectively. The increase in revenue from the periods in 2004 is directly attributable to the revenue generated by our operation within dbsXmedia and its Business TV operation.

Our operating expenses for the three months ended June 30, 2005 and 2004, were $766,219 and $2,625, respectively. Our operating expenses for the nine months ended June 30, 2005 and 2004, were $1,563,020 and $9,664, respectively. The increase in our operating expenses was largely attributable to required satellite services pursuant to a contract with Loral Skynet in support of our dbsXmedia operation, and to professional fees, salaries and travel expenses related to our entire operation.

As of June 30, 2005 we had $2,017,624 in cash and cash equivalents.

Operating Losses

Our net operating losses (gain) for the three months ended June 30, 2005 and 2004 were a loss of $256,291 and a loss of $2,625, respectively. Our net operating losses for the nine months ended June 30, 2005 and 2004 were a loss of $1,361,186 and a gain of $31,336, respectively. These losses were incurred primarily as a result of the aforementioned incurred expenses.

As of June 30, 2005, we had an accumulated deficit of $1,464,459 that may, on a limited basis, be offset against future taxable income. There are limitations on a portion of the net operating loss carryforwards that can be used due to the change in control of our management. No tax benefit has been reported in the financial statements, as of June 30, 2005. Accordingly, the potential tax benefit of the loss carry forwards is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources:

As of June 30, 2005, we had a total Stockholders’ Equity of $1,719,635.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On March 21, 2005, we were served with a complaint in State of Michigan, Judicial District, 6th Judicial Circuit by MarketLink Technologies, LLC. In the complaint, MarketLink Technologies claims a breach of contract and asks for damages of $100,000. We are negotiating a settlement with MarketLink with respect to the claim.

On August 15, 2005, the Company received from Pierce Financials Corporation, after a payment by the Company to them of $23,000, a full settlement and full release from a complaint filed by them on June 05, 2005 with the Fairfax County Virginia Circuit Court. In the complaint, Pierce Financial claimed $23,000 in payment of a fee related to an acquisition transaction.

Except as set forth above, we are not subject to any material action, suit, proceeding, claim, arbitration or investigation before any court or governmental agency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities within the last three years that were not registered under the Securities Act of 1933.

In January 2003, we issued 33,738 shares of our common stock as payment for legal services rendered to us during 2002. The value per share at the time legal services were rendered was $0.24 per share. These shares were deemed issuable as of December 31, 2002. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On February 11, 2003, pursuant to our 2003 Stock Incentive Plan, we granted to three executives and directors shares of restricted common stock. Each participant signed a restricted stock award agreement in connection with such grant. The awarded shares contain a restrictive legend restricting transfer without registration under the Securities Act of 1933 or an exemption there from. Each such participant is an accredited investor under Regulation D. The grantees were: Elliot Krasnow 200,000 shares; Robert S. Steinberg 100,000 shares; and Dellray Lefevere 25,000 shares. The value per share at the time the services were rendered was $0.25 per share. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On July 22, 2003, we signed a letter agreement with Stategica Management LLC of Miami, Florida to provide advisory services designed to generate at least $10 million of value over a three-year period ending in 2006. The value was to be in the form of funding, acquisition transactions or other business transactions identified by Strategica. In connection with the agreement, we issued 668,018 shares of common stock to Strategica. Since there could be no assurance of any level of value we may receive from such engagement, we retained the option to repurchase such shares to the extent that $10 million of value, as defined in the agreement, was not provided by Strategica during the term of the engagement. The value per share at the time the services were rendered was assumed to be $0.25 per share. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On August 19, 2004, we terminated our advisory agreement with Strategica Management LLC, as reported on Form 8-K filed with the Commission on August 26, 2004. The 668,018 shares of common stock issued to Strategica Management LLC were returned to the transfer agent for cancellation.

On February 2, 2005, under the terms of the Share Exchange Agreement, by and among us, Old Ariel Way and the holders of Old Ariel Way common stock, dated as of January 20, 2005, each share of Old Ariel Way common stock outstanding immediately prior to February 2, 2005 was converted into 1.6762 shares of our common stock. Our then outstanding common stock was not affected by the acquisition. As a result of the acquisition, we issued 33,289,434 shares of common stock to the former stockholders of Old Ariel Way. In addition to the common stock issued to the former stockholders of Old Ariel Way, under the Share Exchange Agreement each outstanding option or warrant to purchase Old Ariel Way common stock was converted into an option to purchase the number of shares of our common shares equal to the number of Old Ariel Way common shares underlying the option or warrant immediately prior to February 2, 2005 multiplied by 1.6762 and the exercise price of each option or warrant we issued equals the exercise price of the corresponding Old Ariel Way option or warrant in effect immediately prior to February 2, 2005 divided by 1.6762. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On February 2, 2005, after we acquired Old Ariel Way, we issued 499,341 shares of our common stock to Joel Bernstein, Esq., for providing legal services in connection with the acquisition transaction and we issued 499,342 shares of common stock to Mr. Michael Jordan for advisory services in connection with the acquisition transaction. The value per share at the time the transaction was $0.40 per share. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On April 28, 2005, pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P. and CyberStar, LLC, dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for cash and shares of common stock and the assumption of ongoing contracts for infrastructure support from Loral Skynet. As part of the transaction, we issued to Loral Skynet a total of 300,000 shares of common stock. The value per share at the time the transaction was $0.35 per share. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On September 23, 2004, Old Ariel Way issued an aggregate of 14,680,000 shares of its common stock in connection with a conversion to a corporation from a predecessor limited liability company, Ariel Way, LLC, as follows: 7,600,000 shares to The Dunhem Family Partnership, 2,800,000 shares to Anand Kumar, 1,100,000 shares to Magdy Battikha, 900,000 shares to Aziz Bennani, 900,000 shares to Voula Kanellias, 480,000 shares to Chivas Capital, Inc., 400,000 shares to J. David Morris, 300,000 shares to Michael H. Jordan, and 200,000 shares to Steven Toro. All of the shareholders had acquired their limited liability company interests from Ariel Way, LLC at various dates from the forming of Ariel Way, LLC on February 10, 2004. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On September 27, 2004, Old Ariel Way issued to Market Central, Inc., 2,000,000 shares of Old Ariel Way’s common stock pursuant to the terms of a Stock Purchase Agreement for a purchase consideration in an aggregate value of $250,000, consisting of the rights to certain software technology with a value of $200,000 and development/support services consideration rendered by Market Central’s senior executives with a value of $50,000. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital Partners, LLP. This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,108,800, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On September 30, 2004, Old Ariel Way issued to the stockholders of Enfotec 1,000,000 shares of Old Ariel Way’s common stock pursuant to the terms of a share exchange under which Old Ariel Way acquired Enfotec. In addition, on September 30, 2004, Old Ariel Way also issued to certain stockholders and creditors of Enfotec. 200,000 shares of Old Ariel Way common stock, valued at a fair value of $114,000, based on a price of $0.57 per share, pursuant to the terms of a settlement of certain liabilities of Enfotec. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital Partners, LP, two million (2,000,000) shares of the Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State on the terms and conditions set forth in a Stock Purchase Agreement by and between Ariel Way, Inc. and Cornell Capital Partners, LP, dated April 19, 2005. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about us to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarter ended June 30, 2005.

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

B. Report on Form 8-K:

During the quarter ended June 30, 2005, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

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

Subsequent to the quarter ended June 30, 2005, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On August 17, 2005 we filed a Current Report on Form 8-K pursuant to Item 1.01 to report that we had entered into a $50 million 2005 Standby Equity Agreement with Cornell Capital Partners, L.P., that we had amended a $500,000 convertible debenture with Cornell Capital and that we had borrowed $600,000 from Montgomery Equity Partners, L.P. and that our subsidiary Old Ariel Way had redeemed and purchased from Cornell Capital 2,000,000 shares of Old Ariel Way Series A Redeemable Preferred Stock. We also reported pursuant to Item 1.02 that Old Ariel Way had terminated a 2004 Standby Equity Agreement with Cornell Capital. We also reported pursuant to Item 5.02 that Anand Kumar resigned for personal reasons from our Board of Directors. We also reported pursuant to Item 8.01 that we had a full settlement and full release from a complaint filed by Pierce Financial Corporation.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: August 22, 2005	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer

Date: August 22, 2005	By:	/s/ Voula Kanellias
Voula Kanellias, Chief Financial Officer