Form 10KSB
period 2005-09-30
ARIEL WAY INC
filed 2006-01-17
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2005

Commission File Number 0-50051

ARIEL WAY, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA	65-0983277
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 1220, Vienna, VA	22182
(Address of Principal Executive Offices)	(Zip Code)

(703) 918-2430
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

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

Ariel Way’s revenue for its most recent fiscal year ending September 30, 2005 was $1,052,616.

As of January 12, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.07 for the common stock as quoted on that date) was approximately $978,338.

As of January 12, 2006, the Company had 38,286,943 shares of its common stock, $0.001 par value per share, outstanding.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,”  “believe,”  “continue,”  “could,”  “estimate,”  “expect,”  “intend,”  “may,”  “might,”  “plan,”  “potential,”  “predict,”  “project,”  “should,”  “will,”  “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 1. Description of Business.

Overview of The Company

We are a technology and services company for highly secure global communications solutions and technologies. We are focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers and creating strategic alliances with companies in complementary product lines and service industries. Our communications solutions are provided by our majority-owned subsidiary dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”), and our technology development effort for highly secure telecommunications services is conducted through our wholly-owned subsidiary Enfotec, Inc., a Delaware corporation (“Enfotec”). We were initially named Netfran Development Corp., and we provided franchise Internet web site design and consulting services until, on February 2, 2005, when we acquired Ariel Way, Inc. (“Old Ariel Way”) in a share exchange transaction. Old Ariel Way was engaged in the development of highly secure global communications technologies. After the acquisition of Old Ariel Way, we ceased to conduct the franchise business we had previously conducted in order to concentrate solely on the development of the highly secure global communications technology business.

As of September 30, 2005, we marketed and sold our integrated multimedia services to clients who are leading retail and finance-oriented services companies and leading technology and manufacturing companies throughout the United States and Europe. We are focused on growing our current customer bases, developing and deploying solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks.

We were incorporated under the laws of Florida in January, 2000. Our principal executive offices are located at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182 and our telephone number at that address is (703) 918-2430. We maintain a corporate web site at www.arielway.com . We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding various companies including Ariel Way, Inc.

Recent Developments

On October 13, 2005, we announced the appointment of Victor Halpert to our board of directors. Mr. Halpert is the Managing Member of Halpert Capital, LLC and has a number of year’s experience in finance, investments, and equity research from firms to include Salomon Smith Barney, Robertson Stephens and Israel Equity Research & Management in Chicago.  Mr. Halpert is on the board of directors of Top Image Systems (NASDAQ-TISA), Unity Wireless (NASDAQ-UTYW) and Israel Technology Acquisition (NASDAQ-ISLT). Mr. Halpert has a bachelor’s of science degree in Accounting from State University of New York, College at New Paltz, NY, a Master of Science in Accounting from the University of Illinois at Chicago, Graduate Business School and an MBA from the University of Chicago Graduate Business School.

On October 20, 2005, we announced the appointment of William Stapleton to our advisory board. Mr. Stapleton is the president and managing director of the Stapleton Group, Inc., a management consulting firm with emphasis on the start-up and restructuring of high-performance telecommunications companies. He has performed executive management duties for 11 mid-sized companies since 1995 and assisted Goldman Sachs, Citicorp, MCI WorldCom, Siemens and others with capital restructuring, asset recovery services and interim management assignments. He was a director at AT&T, responsible for leading and executing marketing and sales efforts to assist various AT&T business segments to achieve growth and profitability. Stapleton has served on the board of directors of SCii Telecom, SA, Lasergate Systems, Inc., and GVN Technologies. He holds a degree in business from Syracuse University and completed academic fellowships at MIT, Cambridge Institute of Technology, the University of Pennsylvania, Wharton School of Business Management and the Menniger Institute for Personal Behavior Studies.

On October 26, 2005 we announced that our subsidiary dbsXmedia had opened a new European headquarters in Plymouth, UK. The move finalizes dbsXmedia's integration of the business and systems acquired from Loral Space and Communications to support dbsXmedia’s European business television division.

On January 12, 2006 we announced that our subsidiary, dbsXmedia has signed a new multi-year contract with Avnet, Inc. to provide business television network infrastructure and technology to allow migration to IP services over time.

 Financial Condition

The table below provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 7 of this report and “Management’s Discussion and Analysis or Plan of Operations” in Item 6 of this report.

	Year Ended September 30,
	2005	2004
Operating Results:
Operating Revenue	$1,052,616	$41,000
Cost of Goods Sold	$328,497	$0
Gross Profit	$724,119	$41,000
Operating Expenses	$2,851,635	$144,273
Net Income (Loss)	$(2,389,342)	$(103,273)

Year Ended September 30,
2005
Balance Sheet Data:
Current Assets	$496,064
Current Liabilities	$2,890,380
Accumulated Deficit	$(2,492,615)
Shareholder’s Equity (Deficit)	$(1,841,181)

Over the past year we have experienced significant growth in revenues and related expenses. Our increase in revenues is due primarily to our acquisition of dbsXmedia. We are taking a number of measures designed to improve our financial condition such as looking into other potential acquisitions, cost reductions, expansion of the dbsXmedia multimedia services and the integration of various new acquisitions. However, if revenue and cash provided by operations do not outpace our expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, thereby potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

The Company

We are a technology and services company for highly secure global communications solutions and technologies. We are focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers and creating strategic alliances with companies in complementary product lines and service industries. Our communications solutions are provided by our majority-owned subsidiary dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”), and our technology development effort for highly secure telecommunications services is conducted through our wholly-owned subsidiary Enfotec, Inc., a Delaware corporation (“Enfotec”). We were initially named Netfran Development Corp., and we provided franchise Internet web site design and consulting services until, on February 2, 2005 when we acquired Ariel Way, Inc. (“Old Ariel Way”) in a share exchange transaction. Old Ariel Way was engaged in the development of highly secure global communications technologies. After the acquisition of Old Ariel Way, we ceased to conduct the franchise business we had previously conducted in order to concentrate solely on the development of the highly secure global communications technology business.

dbsXmedia provides communication infrastructure and integrated multimedia services to corporations throughout the United States and Europe. dbsXmedia's executive management has over 25 years of experience in the video and transmission industry. dbsXmedia operates from offices in Frederick, Maryland and Plymouth, United Kingdom, providing solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks. Digital signage includes technologies using LCD TV and plasma screens to deliver video based messaging directly to consumer audiences. Digital signage is an effective direct advertising method providing focused marketing for targeted audiences. Integrated multimedia services include music radio, video, and IP (Internet Protocol)-based file transfer for training/catalogs/point of sale integrated with other information to the clients.

dbsXmedia provides services to clients who are leading retail and finance-oriented services companies and leading technology and manufacturing companies. We estimate that consolidation in the BTV industry in 2006 will provide dbsXmedia with good opportunities for growth and partnering as result of diminished competition in the marketplace. dbsXmedia intends to launch its next generation of services in the first quarter of 2006. The new services are designed to give existing and new customers the ability to change from current broadcast technology called MPEG-2 to upgraded multimedia service technologies based on the IP technology. We believe that our ability to deliver these services over satellite, terrestrial DSL broadband and the emerging wireless standard called WiMAX will enable dbsXmedia to compete successfully in the retail digital signage market and the BTV industry. Interactive media provides retail satellite services, that are currently "dumb", meaning they do not allow the user/viewer to make real-time choices, to select content other than the "standard issue version". We believe this will permit personalized experience and better training because the addition of interactivity will allow users to control the content and therefore adapt it to their need or environment. dbsXmedia aims to achieve this over all our delivery mechanisms - satellite, terrestrial and local wireless.

Enfotec is a development stage company that designs, manufactures and markets high-speed security appliance solutions with a fully-integrated Linux operating system, which is an open-based operating system that integrates high-performance Virtual Private Network, “VPN”, firewall, intrusion detection, anti-virus and management in a single network appliance. Enfotec’s “EN” Security Appliance and “CSA” Custom Security Appliance products feature hardware-based technology that delivers true wire-line data speed performance and high level of security. The Enfotec EN series of products is scalable while being easy to configure and manage. The EN series of products also enable third party software applications to be integrated, thus providing a flexible approach to data and telecommunications security. We believe that Enfotec’s products differentiate from other security appliances that require proprietary, expensive customized semiconductor chips, operating systems and computer data systems. Enfotec designs firmware and software technologies, for which we have filed patent disclosure documents with the US Patent Office, utilizes standard off-the-shelf components combined with the Linux operating system. We believe this provides customers with high performance in a non-proprietary, cost effective, hardware-based security appliance.

The Enfotec EN Series is intended to have product models that range from the EN5 to the EN500, where the product numbers delineate performance benchmarks as the VPN traffic throughput data speed in megabits per second. These models support data speeds up to a gigabit per second of firewall performance while simultaneously supporting 500 megabits per second of true 3DES-CBC VPN encryption, a description which is the industry standard encryption method used for data traffic over the Internet. These performance benchmarks are achieved with standard personal computer “PC” based hardware by utilizing Enfotec’s technologies, for which we have filed disclosure documents with the US Patent Office for protection of these technologies for highly secure telecommunication: Chain Packet Processing, “CPP” and Packet Signature Recognition, “PSR”. Enfotec’s CPP technology enables utilization of up to 97% of the capacity of the standard PC Internal data bus “PCI”, as in an ordinary desktop PC, versus the 40% of the capacity of the standard PCI that is generally seen in the industry. Enfotec’s PSR technology is a firmware algorithm that can check packet signature patterns at data speeds up to a gigabit per second. These differentiating technologies utilize other Enfotec firmware based intellectual property that can actually be upgraded in the same product model chassis. We believe that proprietary security appliances from other product providers do not provide this type of protection.

Competition

We believe that we can be competitive based on several factor including price, engineering support to the customers and in maintenance support of the purchased or installed equipment.

For dbsXmedia, we believe our primary competitors include: GlobeCast, an operational division within France Telecom that has been proactive and successful with satellite services for BTV over the past two years, Convergent which we believe is the largest competitor in terms of revenue and specializes in interactive training to high tech industries and federal and local governments, and EchoStar, which is pursuing BTV largely due to the available satellite transmission capacity on its own satellites. Other significant competitors of which we are aware include Broadcast International and Inmedia, and British Telecom.

We believe that dbsXmedia can be competitive based on factors including price, service offering, installation service, maintenance support and engineering support.

For Enfotec, we believe our primary competitors to be various data security companies. As telecommunication networks become increasingly sophisticated and mission critical, we believe, the advent of true high-speed security alternatives becomes crucial for cost effective capacity scalable implementation strategies. The existing VPN/firewall companies that we believe dominate the technology and products are Cisco at the high-end capacity, Nortel and Nokia, both using the Checkpoint Firewall and Juniper Networks/Netscreen security solutions at the mid-range capacity, and Sonicwall, Enterasys, Alcatel and Watchguard at the low end capacity. For intrusion detection and prevention, companies such as Tipping Point, Network Associates and ISS offer specialized products for these solutions. Each company indicated has used various proprietary hardware and software technologies to penetrate these VPN markets. The primary product solution for this penetration is VPN and/or firewall. We believe that one compelling weakness for all these companies is the lack of performance achieved by any of these technologies.

Sales And Marketing

Our intent for dbsXmedia is to consolidate the existing client base that was acquired from Loral and to develop certain targeted requests for proposals during the initial period of operation after the acquisition from Loral. We intend to focus our marketing to these select opportunities and the media for profile building. Subsequently to this period, we intend to emphasize marketing of our retail products, again using targeted marketing. We envisage this stage requiring trade shows, demonstration periods and a quality blend of salesmanship with effective documentation.

Our sales and marketing strategy for our Enfotec technology is intended to be a mix of trade show event participation, a strong channel presence, and a high-visibility public relations campaign. Geographically, we believe that North America is the most important market with an estimated 50% of the world revenues, according to the research firm Infonetics, but the expanding European and Pacific Rim markets are also included in our initial strategy. Our Enfotec product line is intended to cut across different markets and customer types.

Intellectual Property

We have filed disclosure documents with the US Patent Office on two technologies, Chain Packet Processing and Pattern Signature Recognition. These technologies are at the core of our Enfotec products. These are the enabling technologies that, we believe, allow us to perform at speeds better than proprietary platforms offered by our competitors while having an open system architecture at our core.

Enfotec filed Disclosure Documents with the US Patent Office for protection of:

-	Chained Packet Processing, “CPP”, with Patent Office Disclosure Document No. 528391; and

-	Packet Signature Recognition, “PSR” technologies, with Patent Office Disclosure Document No. 528389

We intend to actively pursue through research and development additional advanced intellectual properties in the area of global highly secure telecommunications and associated technologies and we intend to apply for protection of all intellectual properties with the US Patent Office.

Governmental Approvals

Our subsidiary dbsXmedia provides services using third party facilities such as Loral Skynet, who in turn has all necessary permits. Thus we believe that there is no need for any specific government approval for any of dbsXmedia’s services.

We do not believe that there is a need for any specific government approval for any of Enfotec’s products and for their highly secure technologies since these do not include any radio transmitters and do not radiate any radio frequency signals.

Enfotec has applied for and been approved for exportation licensing regarding its entire product line.

Employees

As of January 12, 2006, we employed 13 full-time or part-time employees and 5 consultants. We have no collective bargaining agreements with our employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan.

Corporate History

Ariel Way, Inc. is a technology company and currently trades on the Bulletin Board under the stock symbol “AWYI”. The following is a history of Ariel Way.

We were initially named Netfran Development Corp., and we were incorporated in the State of Florida in January 2000 to market the Netspace Franchise System provided by Netvertise, Inc., a Florida company, as a franchisor of Internet web site design, hosting, updating, maintenance, administration, e-mail publishing and consulting services, marketing and advertising services and related services under the registered servicemark "NETSPACE". Our strategy was to support franchisees to assist small and medium size businesses to implement an effective Internet World Wide Web strategy. We had a total of 56 franchises in the United States and United Kingdom as of March 10, 2003. Our management also managed Netvertise, Inc. Between 2000 and end year 2004, substantially all of our revenues were derived from franchise operations, which included franchise fees, revenue sharing with franchisees, royalties based on gross retail revenues to the franchisees' customers, and advertising fees based on revenues generated by its franchisees. We anticipated that the revenues from ongoing royalties would rise as the franchisees established and built their businesses. We believed that sales of franchises would continue to generate the bulk of our revenues for several years, in view of the large part of the country where we had not sold franchises. Thereafter, when sales of franchises slow or decline, we would become more dependent on ongoing royalties from our franchisees. We supported the franchisees by advertising and training, but, ultimately, the level of revenues achieved from ongoing royalties from our franchisees were not adequate to sustain long-term operations.

In 2001, we filed with the SEC a registration statement relating to the distribution of 3,340,088 shares of our common stock to holders of record of Netvertise, Inc. common stock as of the close of business on July 18, 2001 (the "record date"). The registration statement was declared effective on October 31, 2002. The shares were distributed on the basis of one of our shares for every share of Netvertise, Inc. held on the record date. The shares of Netvertise being distributed represented 99% of our total outstanding shares and Netvertise owned none of our shares of common stock after the distribution. Our common stock began trading on the Over-The-Counter market on February 10, 2003, and was quoted on the NASD Electronic Bulletin Board and initiated trading under the symbol “NFDV”.

On February 2, 2005 we acquired Old Ariel Way, Inc., a Delaware corporation, in exchange for the issuance by us of 33,289,434 shares of our common stock to the former stockholders of Old Ariel Way. The acquisition was made pursuant to the Share Exchange Agreement dated January 20, 2005, between Netfran, Old Ariel Way and the shareholders of Old Ariel Way common stock. Under the terms of the Share Exchange Agreement, each share of Old Ariel Way common stock outstanding immediately prior to the Effective Date was converted into 1.6762 shares of our common stock. Netfran’s outstanding common stock was not affected by the transaction. In addition to the common stock issued to the stockholders of Old Ariel Way, under the Share Exchange Agreement each outstanding option or warrant to purchase Old Ariel Way common stock was converted into an option to purchase the number of shares of our common stock equal to the number of Old Ariel Way common stock underlying the option or warrant immediately prior to the Effective Date multiplied by 1.6762 and the exercise price of each option or warrant issued by us equaled the exercise price of the corresponding Old Ariel Way option or warrant in effect immediately prior to the Effective Date divided by 1.6762.

In connection with the share exchange transaction on February 2, 2005, Old Ariel Way and Elliot Krasnow, who was our Chief Executive Officer until the Effective Time, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of our common stock to Old Ariel Way for $300,000. Old Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Old Ariel Way borrowed $400,000 from Cornell Capital Partners, L.P. (“Cornell Capital”), one of the stockholders of Old Ariel Way (and now a stockholder of ours). The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005. We are now in default unless we can renegotiate the terms of the loan for an extension with Cornell Capital. Cornell Capital is not a controlling stockholder of us, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and our Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

On February 2, 2005, following the Effective Date of the share exchange transaction and our acquisition of Old Ariel Way, we ceased to conduct the Internet franchise business we had conducted prior to the Effective Date in order to concentrate solely development of its highly secure global communications business.

On February 2, 2005, in connection with the acquisition and pursuant to the Share Exchange Agreement dated January 20, 2005, all of our executive officers resigned and the executive officers of Old Ariel Way immediately prior to the Effective Date became our new executive officers.

On February 25, 2005 we filed with the Securities and Exchange Commission a Preliminary Information Statement and thereafter we filed a Definitive Information Statement on April 28, 2005 to inform the holders of record of shares of our common stock as of the close of business on February 23, 2005 (the “Record Date”), that our Board of Directors had recommended, and that the holders of a majority of our common stock as of such record date have approved, by written consent in lieu of a special meeting of stockholders dated February 23, 2005, the following corporate actions:

1.	Amending our Articles of Incorporation to change our name from “Netfran Development Corp.” to “Ariel Way, Inc.”; and
2.
Amending our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 50,000,000 shares, consisting solely of our common stock, to a total of 250,000,000 shares of our capital stock, consisting of 245,000,000 shares of our common stock and 5,000,000 shares of our preferred stock, with all of the preferred stock to be “blank check” preferred stock. Our capital stock is described more fully below at “Description of Capital Stock”.

On February 19, 2005 we completed the acquisition of dbsXmedia, Inc., a Delaware corporation with offices in Maryland and United Kingdom. dbsXmedia, Inc. provides satellite-based services for Business Television (BTV), digital signage, training and multimedia. We purchased from dbsXmedia 1,500 shares of its common stock, par value $0.001 per share. After this transaction dbsXmedia had 2,500 shares of common stock issued and outstanding out of which we own 60% and Zygot, LLC, which is owned by the management of dbsXmedia, became the minority 40% shareholder. dbsXmedia continues to operate under its existing name. As part of the purchase consideration (and related to the dbsXmedia acquisition described in the next paragraph), we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty, in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, having a total value of $3,000,000. We agreed that dbsXmedia will provide employment contracts and full benefits for two members of the dbsXmedia management team for three years. dbsXmedia operates as a subsidiary of our’s but with autonomous offices and management control.

On April 21, 2005, concurrently with our acquisition of dbsXmedia, dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for $400,000 in cash, 300,000 shares of our common stock, and dbsXmedia’s assumption of ongoing contracts for infrastructure support from Loral Skynet. The ownership transition will leave unchanged the services for current customers, under an agreement that maintains the existing teleport and satellite infrastructure provided by Loral Skynet. dbsXmedia agreed that some of the employees of Loral Skynet's BTV group will transfer to dbsXmedia's new offices in Frederick, Maryland and Plymouth, United Kingdom. This team will take over the daily operations of customers’ corporate communications networks, ensuring seamless, high quality service. dbsXmedia made and will make cash purchase price payment to Loral Skynet in three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the Closing of the transaction. The $250,000 cash at closing was allocated from prepaid revenue transfered to dbsXmedia from Loral Skynet as part of the business acquired. As part of the transaction, we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, having a total value of $3,000,000.

On May 26, 2005 we changed our name from Netfran Development Corp. to Ariel Way, Inc. and we changed our trading symbol from “NFDV” to the new symbol “AWYI”.

History of Old Ariel Way

Old Ariel Way was formed in the State of Delaware as a Limited Liability Corporation on February 10, 2004 and focused on providing executive management and merger and acquisition services within the area of highly secure global communications services for government customers and global telecommunications operators and corporate enterprises. On September 23, 2004, Old Ariel Way converted from a limited liability company to a Delaware C-corporation and changed its name to “Ariel Way, Inc.”

On September 27, 2004, Old Ariel Way closed a transaction with the publicly traded Delaware corporation Market Central, Inc. “OTCBB:MKTE”, and issued to Market Central 2,000,000 shares of Old Ariel Way common stock pursuant to the terms of a Stock Purchase Agreement dated September 24, 2004. The purchase consideration had an aggregate value of $250,000, consisting of the rights to certain software technology with a value of $200,000 and development/support services consideration rendered by Market Central’s senior executives with a value of $50,000.

On September 30, 2004, Old Ariel Way entered into an Agreement and Plan of Merger with Enfotec, Inc., a private Delaware company, pursuant to which a newly formed, wholly-owned subsidiary of Old Ariel Way merged into Enfotec. The merger was consummated on September 30, 2004. As a result of the merger, Enfotec became a wholly-owned subsidiary of Old Ariel Way. On September 30, 2004, Old Ariel Way issued 1,000,000 shares of its common stock to the holders of Enfotec’s common stock, with an additional 1,000,000 shares of Old Ariel Way’s common stock held in reserve for issuance to the Enfotec stockholders if Enfotec met certain revenue milestones as of July 15, 2005. On September 30, 2004 Old Ariel Way also issued to certain creditors of Enfotec, Inc. 200,000 shares of Old Ariel Way’s common stock pursuant to the terms of a settlement of certain liabilities of Enfotec.

On April 19, 2005 Old Ariel Way designated 2,000,000 shares of Old Ariel Way preferred stock as “Series A Redeemable Preferred Stock”. Each issued and outstanding share of Old Ariel Way Series A Redeemable Preferred Stock accrues a dividend from the original issue date equal to twelve percent (12%) of the original purchase price (which was $1.00 per share, as adjusted upon any stock split, reverse stock split, combination or recapitalization affecting the shares of Series A Redeemable Preferred Stock) per annum, which shall be payable when, as and if declared by the Old Ariel Way Board of Directors. Old Ariel Way shall not pay or declare any dividends on the Common Stock of Old Ariel Way unless the full accrued and unpaid dividends on the Series A Redeemable Preferred Stock described in this paragraph have been paid.

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital Partners, LP, all of the Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000. The equity provided by the sale of the Series A Preferred Stock enabled us to satisfy a closing condition of a transaction to acquire the Loral Skynet Business TV client base. These shares were redeemed by Old Ariel Way on August 10, 2005 for a redemption price of $2,074,301 including dividend and the preferred stock was returned to Old Ariel Way’s treasury. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Item 2. Description of Property

Our principal headquarters executive offices are located in approximately 900 square feet of office space at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182. The term of the lease is on a month-to-month basis at a rent of $2,100 per month including utilities. Our subsidiary dbsXmedia occupies approximately 2,800 square feet of office space at 411 Aviation Way, Frederick, Maryland. The term of the lease is five years at a rent of $5,350 per month including utilities that expires in April 2010 dbsXmedia also occupies approximately 2,950 square feet of office space at Plymouth, United Kingdom. The term of the lease is fifteen years at a rent of UK Pounds 4,490 per month including taxes that expires in 2015. Our subsidiary Enfotec, Inc. occupies a small office in Irvine, California on a month-by-month basis, currently at a nominal deferred charge.

Item 3. Legal Proceedings

As of January 12, 2006, to our best knowledge, there are no material legal pending or threatened proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “AWYI”.

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter since October 1, 2003, as reported by the National Quotation Bureau, and represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price Per Share
	High	Low
2003
October 2003 - December 2003	$1.25	$1.05
2004
January 2004 - March 2004	$1.25	$0.90
April 2004 - June 2004	$0.90	$0.06
July 2004 - September 2004	$1.04	$0.11
October 2004 - December 2004	$0.75	$0.10
2005
January 2005 - March 2005	$0.37	$0.25
April 2005 - June 2005	$0.35	$0.05
July 2005 - September 2005	$0.05	$0.02

Stockholders

As of January 12, 2005, we believe there were approximately 308 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

On February 11, 2003, the Board of Directors approved the Netfran Development Corp. 2003 Stock Incentive Plan under which employees, officers, non-employee directors and consultants are eligible to receive grants of stock options, thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain, and reward such individuals. We have reserved a total of 600,000 shares of common stock under the 2003 Stock Incentive Plan. The Board of Directors administers the 2003 Stock Incentive Plan. Subject to the provisions of the 2003 Stock Incentive Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto. However, no option shall be exercisable more than ten years after the date of grant. Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at grant.

We did not grant any options during the year ended September 30, 2005. Options that had been granted by us prior to February 2, 2005 and had not been exercized as of that date were cancelled pursuant to the Share Exchange Agreement dated January 20, 2005, between Netfran, Old Ariel Way and the shareholders of Old Ariel Way common stock.

The following table sets forth certain information, as of September 30, 2005, concerning securities authorized for issuance under the 2003 Stock Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	N/A	275,000
Equity compensation plans not approved by security holders (2)	9,860,097	$0.020	N/A
Total	9,860,097	$0.020	N/A

(1)	Includes 600,000 shares available for issuance under our 2003 Stock Incentive Plan, or Plan, all of which may be issued as stock options, restricted stock or stock bonuses.
(2)	Includes options to purchase 310,097 shares and warrants to purchase 9,550,000 shares outstanding as of September 30, 2005 that were issued by Ariel Way under non-plan options and warrants.

Ariel Way Non-Plan Option and Warrant Grants

We currently have no option grant outstanding which was granted under our 2003 Stock Incentive Plan. The remaining options and warrants outstanding were granted to individuals outside of any equity compensation plan adopted by us (“Non-Plan Grants”). As of September 30, 2005, of these Non-Plan Grants, warrants to purchase 2,750,000 shares were held by members of our board of directors and warrants to purchase 3,450,000 shares were held by executive officers of Ariel Way. Warrants to purchase 4,500,000 shares were held by other individuals. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the board of directors of Ariel Way. The Non-Plan Grants have not been approved by our stockholders.

Recent Sales of Unregistered Securities

The following provides information concerning all sales of our securities within the last three years that were not registered under the Securities Act of 1933:

On January 2003, we issued 33,738 shares of our common stock as payment for legal services rendered to us during 2002. The value per share at the time legal services were rendered was $0.24 per share. These shares were deemed issuable as of December 31, 2002. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,128,600, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital, 2,000,000 shares of the Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State on the terms and conditions set forth in a Stock Purchase Agreement by and between Ariel Way, Inc. and Cornell Capital Partners, LP, dated April 19, 2005. These shares were redeemed by Old Ariel Way on August 10, 2005 for a redemption price of $2,074,301 including dividend and the preferred stock was returned to Old Ariel Way’s treasury. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of our results of operations and financial position for the two years ended September 30, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this 10-KSB. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to dollar amounts in this section are in United States dollars.

General

On February 2, 2005, we completed the acquisition of Old Ariel Way, Inc. under the terms of the Share Exchange Agreement dated January 20, 2005, between Netfran Development Corp. and Ariel Way, Inc. As a result of the stock exchange transaction, the former shareholders of Old Ariel Way now own a substantial majority of our common stock. As a result of the share exchange transaction consummated on February 2, 2005, our financial statements are based on Old Ariel Way’s operation which became ours and the business we formerly conducted under the name Netfran Development Corp. ceased. Our fiscal year also changed as a result of the share exchange transaction from December 31 to September 30. Our business includes after April 21, 2005 also the satellite Business TV line of business that was acquired by our subsidiary dbsXmedia.

Revenue and Expenses

Overall Operating Results:

Our revenues from operations were $1,052,616 in fiscal year 2005 ending September 30, 2005. Old Ariel Way was formed on February 10, 2004 with limited revenues and thus our revenues from operations were $41,000 in fiscal year 2004 ending September 30, 2004. As stated above, as a result of the share exchange transaction consummated on February 2, 2005, the financial statements for the fiscal year ended September 30, 2005 are based on Old Ariel Way’s operation which became Ariel Way’s and the business we formerly conducted under the name Netfran Development Corp. ceased. Our fiscal year also changed as a result of the share exchange transaction from December 31 to September 30.

Our total fiscal year 2005 ending on September 30, cost and expenses were $3,180,132 compared to $144,273 for fiscal year 2004, i.e. from inception on February 10, 2004 through September 30, 2004.

As of September 30, 2005 we had $122,640 in cash and cash equivalents compared to $29,546 as of September 30, 2004 since there was only limited operation during fiscal year 2004. As of September 30, 2005, our accounts payable and accrued expenses were $1,390,380.

Operating and Net Losses

We had a net loss of $2,389,342 for the fiscal year ended September 30, 2005 and we had a net loss of $103,273 for the fiscal year ended September 30, 2004, which was from inception on February 10, 2004 through September 30, 2004.

 As of September 30, 2005 we had accumulated $2,492,615 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

Liquidity and Capital Resources

Net cash used by operating activities was $1,081,254 for the fiscal year ended September 30, 2005 compared with $454 for the fiscal year ended September 30, 2004, i.e. from inception on February 10, 2004 through September 30, 2004 since there was only limited operation during fiscal year 2004.

As of September 30, 2005 we had a total Stockholders’ Deficit of $1,841,181 compared with September 30, 2004, when we had a total Stockholders’ Equity of $422,727. At September 30, 2005, we had a net loss in working capital (current assets minus current liabilities) of approximately $2,394,316 compared with at September 30, 2004 when we had a net loss in working capital (current assets minus current liabilities) of approximately $95,416.

On September 30, 2004, Old Ariel Way, which we acquired on February 2, 2005, entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell will purchase up to $50 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the 2005 Standby Equity Distribution Agreement will be priced at a 4% discount of the lowest volume weighted average price of the common stock as reported by Bloomberg LP during the five consecutive trading days after we give notice to Cornell that we wish to sell stock to them. We are not permitted to draw down more than $4 million in any 30-day calendar period. In addition, in order for us to draw down on the 2005 Standby Equity Distribution Agreement, we must file and obtain the effectiveness of the registration statement of which this prospectus is a part, registering the resale of the shares of common stock that may be issued to Cornell under the 2005 Standby Equity Distribution Agreement. At the time of each draw down, we are obligated to pay Cornell a fee equal to 3% percent of the amount of each draw down. In connection with the 2004 Standby Equity Distribution Agreement, on September 30, 2004, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,128,600, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Even if we are able to draw down on the 2005 Standby Equity Distribution Agreement , we may need and we may not be able to obtain additional sources of financing. We may need additional financing, from time to time, for the following:

-	Acquisitions of one or more companies

-	Investment in infrastructure equipment and facilities for our multimedia services

-	Investment in laboratory facilities including test and simulation equipment

-	General working capital purposes

On September 30, 2004, Old Ariel Way entered into a Securities Purchase Agreement and issued a convertible debenture to Cornell Capital in the original principal amount of $500,000. The convertible debenture was amended on July 21, 2005. The convertible debenture accrues interest at a rate of 5% per year and is due and payable on September 29, 2006. At our option, we have the right to redeem a portion or all outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The convertible debenture is convertible at the holder’s option any time up to maturity at the fixed conversion price (the “Conversion Price”) in effect on any Conversion Date to be equal to Thirty Cents ($0.30), which may be adjusted pursuant to the other terms of the convertible debenture. Except after an event of default, as set forth in the convertible debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of our outstanding shares of common stock.

On February 2, 2005 Old Ariel Way borrowed $400,000 from Cornell Capital. The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005 and we are now in default unless we can renegotiate the terms of the loan for an extension with Cornell Capital. Cornell Capital is not a controlling stockholder of Old Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and our Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital, 2,000,000 shares of the Series A Redeemable Preferred Stock of Old Ariel Way for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State on the terms and conditions set forth in a Stock Purchase Agreement by and between Ariel Way, Inc. and Cornell Capital, dated April 19, 2005.

On July 28, 2005, we borrowed $600,000 from Montgomery Equity Partners, Ltd. (“Montgomery Equity”). We received $240,000 of this amount on July 28, 2005 and we received the remaining $360,000 on August 10, 2005. The loan bears interest at the rate of 12% per annum and is due and payable on January 28, 2006. On July 28, 2005 we issued to Montgomery Equity a warrant to purchase 1,000,000 shares of our common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party.

On August 10, 2005, we elected through our subsidiary Old Ariel Way to redeem and purchase from Cornell Capital 2,000,000 shares of Old Ariel Way Series A Redeemable Preferred Stock for a total of $2,074,301. In connection with the redemption, we acknowledged to Cornell Capital that the purchase price represented an agreed upon price of $1.00 per share of Preferred Stock along with $74,301 of dividends accrued on the Preferred Stock to August 10, 2005. We also acknowledged that the sum of $30,000 had been paid to Cornell Capital from the closing on July 28, 2005 of the $600,000 that we borrowed from Montgomery Equity. We also represented that we shall owe to Cornell Capital the balance of the Purchase Price, or the sum of $30,271.

If our revenue from operations and funds raised from the 2005 Standby Equity Distribution Agreement are not sufficient to implement our business plan, we will be required to raise money from other sources. Other sources of funds may not be available or may be available only on terms that are unfavorable to us. If we are unable to raise sufficient funds, the implementation of our Plan of Operation will be delayed and we might need to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. On April 21, 2005, as part of a transaction pursuant to an asset Purchase Agreement with Loral Skynet, we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty for satellite services in favor of Loral Skynet, having a total value of $3,000,000 that will reduce to $1,500,000 on April 21, 2006 and fully expire on April 21, 2007.

Plan Of Operation

We were formed in 2000 under the name Netfran Development Corp. to market the Netspace Franchise System provided by Netvertise, Inc., a Florida company, as a franchisor of Internet web site design, hosting, updating, maintenance, administration, e-mail publishing and consulting services, marketing and advertising services and related services under the registered servicemark "NETSPACE". Our initial strategy was to support franchisees to assist small and medium size businesses to implement an effective Internet World Wide Web strategy. We had a total of 56 franchises in the United States and United Kingdom as of March 10, 2003. Our management also managed Netvertise, Inc. Between year 2000 and end year 2004, substantially all of our revenues were derived from franchise operations, which included a franchise fee, in an identified territory, revenue sharing with franchisees, and on-going royalties based on gross retail revenues to the franchisees' customers, and advertising fees of revenues generated by its franchisees. We anticipated that the revenues from ongoing royalties would rise as the franchisees established and built their businesses. We believed that sales of franchises would continue to generate the bulk of our revenues for several years in view of the large part of the country where we had not sold franchises. However, when sales of franchises slow or decline we would become more dependent on ongoing royalties from our franchisees. We supported the franchisees by advertising and training but the level of revenues achieved from ongoing royalties from our franchisees were not adequate to sustain long-term operation.

Upon completion of our acquisition of Old Ariel Way on February 2, 2005, the business strategy, direction and focus of Old Ariel Way became our dominant operating focus. In February 2005, we also decided to further pursue a strategy of acquiring profitable companies providing solutions, services and technologies in the area of highly secure global communication. From February 2, 2005, we focused through our wholly owned subsidiary Enfotec, Inc. in the design, manufacture and marketing of high-speed security appliance solutions with a fully integrated Linux operating system, which is an open based operating system, that integrate high-performance Virtual Private Network, “VPN”, firewall, intrusion detection, anti-virus and management in a single network appliance. Enfotec’s “EN” Security Appliance and “CSA” Custom Security Appliance products feature certain hardware-based technology that delivers we believe, true wire-line data speed performance and with high level of security.

After the change of our business strategy on February 2, 2005, we subsequently also completed the acquisition of the start-up company dbsXmedia, Inc. and established satellite business TV services as a new line of business through this subsidiary. Through dbsXmedia, we provide communication infrastructure and integrated multimedia services to corporations throughout the United States and Europe. dbsXmedia's executive management has over 25 years of experience in the video and transmission industry. dbsXmedia operates from offices in Frederick, Maryland and Plymouth, United Kingdom, providing solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks. Digital signage includes technologies using LCD TV and plasma screens to deliver video based messaging directly to consumer audiences. We believe digital signage is an effective direct advertising method providing individually targeted marketing. Integrated multimedia services include music radio, video, and IP (Internet Protocol)-based file transfer for training/catalogs/point of sale integrated with other information to the clients.

At the time of its acquisition by Old Ariel Way, the Enfotec subsidiary had filed disclosure documents with the US Patent Office on two technologies, Chain Packet Processing and Pattern Signature Recognition. These technologies are at the core of our Enfotec products. These are the enabling technologies that, we believe, allow us to perform at speeds better than proprietary platforms offered by our competitors while having an open system architecture at our core.

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

In order to implement our overall business plan including both the full development of the business of our Enfotec and dbsXmedia operations and planned acquisition opportunities, we intend to attempt to raise at least $5,000,000 over the next 12 months in order to fund:

-	Expenses associated with acquisitions of companies;

-	Investment in laboratory facilities including test and simulation equipment;

-	Acquisition or licensing of certain intellectual property related to the development of highly secure communications technology and software development technology;

-	Compensation for employees and consultants;

-	Legal and accounting fees and other general administrative overhead;

-	General working capital purposes

In addition, we may need additional funds if we use a greater percentage of cash rather than stock in connection with future acquisitions.

New Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company’s results of operations or financial position.

In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company’s results of operations or financial position. (See Note 10)

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company’ results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The adoption of SFAS No. 123R will not have any affect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not have manufacturing operations or goods held for resale and does not expect the adoption of SFAS No. 151 to have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

Inflation

Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be readily recoverable in the price of services offered by us.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could loose all or part of your investment.

Risks Related To Our Business

We are a technology company with a revised and new and unproven enterprise technology model and a short operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We have only a limited operating history with our revised and new business model upon which to base an evaluation of our current business and future prospects. Our limited operating history with the new business model makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we may encounter as a developing company with a revised and new business model in the rapidly evolving market for technology and services supporting the business of highly secure global communications. These risks and difficulties include, but are not limited to, the following:

-	our revised and new and unproven business and technology model;

-	a limited number of service offerings and risks associated with developing new product and service offerings;

-	the difficulties we may face in managing rapid growth in personnel and operations;

-	a failure of our physical infrastructure or internal systems caused by a denial of service, third-party attack, employee error or malfeasance, or other causes;

-	a general failure of satellite services and the Internet that impairs our ability to deliver our service;

-	a loss or breach of confidentiality of customer data;

-	the negative impact on our brand, reputation or trustworthiness caused by any significant unavailability of our service;

-	the systematic failure of a core component of our service from which it would be difficult for us to recover;

-	the timing and success of new service introductions and new technologies by our competitors;

-	our ability to acquire and merge subsidiaries in a highly competitive market; and

-	drastic changes in the regulatory environment that could have an adverse impact in the Telecommunications industry.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could force us to curtail or cease our business operations.

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue operations unless we obtain additional funding

We have historically lost money. In the fiscal year ended September 30, 2005 we had a net loss of $2,389,342 and as of September 30, 2004 we had a net loss of $103,273. Future losses are likely to occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. At September 30, 2005, we had an accumulated deficit of $2,492,615. In order to become profitable, we will need to generate revenues to offset our cost of research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

Our operating results are not possible to predict because we have limited operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

We will need to raise additional capital to continue our operations and consummate any future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we anticipate that, in addition to the $50 million available to us under the 2005 Standby Equity Distribution Agreement from Cornell Capital, we may need to raise additional capital to fund additional acquisitions and/or to fund operations. We anticipate that these additional funds will be in the range of $10 million to $50 million, depending on the pace and size of our acquisitions. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

A portion of our future revenue is dependent upon the success of long-term projects, which require significant up-front expense to us. We are dependent on external financing to fund our operations and the up-front costs. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver products on a timely basis could force us to curtail or cease our business operations.

We may not be able to access sufficient funds when needed under the 2005 Standby Equity Distribution Agreement and the price of our common stock will affect our ability to draw down on the 2005 Standby Equity Distribution Agreement

We are currently dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our 2005 Standby Equity Distribution Agreement. The amount of each advance under the 2005 Standby Equity Distribution Agreement is subject to a maximum amount equal to $1,000,000 in an advance period defined as any 5-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed. If the market price of our shares of common stock declines, we would be required to issue more shares of common stock in order to draw down the same dollar amount of an advance than if our stock price were higher. Our Articles of Incorporation currently authorize Ariel Way to issue a total of 250,000,000 shares of our capital stock, consisting of 245,000,000 shares of our common stock and 5,000,000 shares of our preferred stock.

In addition, pursuant to the terms of the 2005 Standby Equity Distribution Agreement, Cornell Capital may not own more than 9.9% of our outstanding shares of common stock. In the event Cornell Capital is unable to sell the shares of our common stock that are issued after we receive an advance in order to keep them below 9.9% beneficial ownership, we might not be able to draw down additional funds when needed under the 2005 Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our 2005 Standby Equity Distribution Agreement and cannot secure external financing from other sources, we may be forced to curtail or cease our business operations.

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of September 30, 2005, we had $122,640 cash on hand and our total current assets were $494,064 as of September 30, 2005. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the 2005 Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations. We estimate that we will require $5,000,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business, may result in a lower stock price and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are in default on a $400,000 loan from Cornell Capital unless the terms can be renegotiated and the term be extended by Cornell Capital

On February 2, 2005 Old Ariel Way borrowed $400,000 from Cornell Capital, and we assumed this loan when we acquired Old Ariel Way. The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005. We are now in default unless we can renegotiate the terms of the loan for an extension with Cornell Capital. Cornell Capital is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and our Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. The Compensation Committee of our Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to resell their shares due to suitability requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

-	With a price of less than $5.00 per share;

-	That are not traded on a “recognized” national exchange;

-	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

-
Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline and you could lose your entire investment.

Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have a new executive team and may not be successful in integrating the management teams of Enfotec and dbsXmedia which could adversely affect the leadership of Ariel Way, divert management time and adversely affect the business and results of operations

As a result of completion of our acquisition of Old Ariel Way on February 2, 2005, Mr. Arne Dunhem became our new Chairman, President and Chief Executive Officer; Ms. Voula Kanellias became our Chief Financial Officer; and Mr. Anand Kumar became our Executive Vice President. Mr. Dunhem served as the Chairman, President and Chief Executive Officer of Old Ariel Way since February 2, 2004, Ms. Kanellias, served as the Chief Financial Officer of Old Ariel Way since September 2, 2004 and Mr. Kumar served as Executive Vice President of Old Ariel Way since August 10, 2004. Prior to Ms. Kanellias joining Old Ariel Way, Mr. Dunhem and Ms. Kanellias had no experience working together. On February 21, 2005, with the acquisition of dbsXmedia, Mr. David Howgill became the day-to-day head of operations for our Business Television (BTV) business. Failure to successfully integrate the management teams of the companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel.

Our business revenue generation model is unproven and could fail

Our revenue model is revised and new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to provide quality highly secure global communications solutions and technologies to our customers and to develop and ultimately sell various security appliances products. We have limited experience with our highly secure global communications solutions and technologies business and our success is largely dependent upon our ability to successfully integrate and manage any acquisitions we may consummate. If we are unable to sell our services and provide them efficiently, we will be forced to curtail or cease our business operations.

If we are not able to compete effectively in the highly competitive highly secure global communications solutions and technologies industries we may be forced to curtail or cease operations

Our ability to compete effectively with our competitors depends on the following factors, among others:

-	the performance of our products, services and technology in a manner that meets customer expectations;

-	the success of our efforts to develop effective channels of distribution for our products and services;

-	our ability to price our products and services that are of a quality and at a price point that is competitive with similar or comparable products and services offered by our competitors;

-	general conditions in the highly secure global communications solutions and technologies industries;

-	the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;

-	our ability to effectively compete with companies that have substantially greater market presence and financial, technical, marketing and other resources than we have; and

-
our ability to adapt to the consolidation of providers of highly secure global communications solutions and technologies with or into larger entities, or entry of new entities into the highly secure global communications solutions and technologies market, would likely result in greater competition for us.

If we are unable to successfully compete in our industry, we may be forced to curtail or cease our business operations.

Consolidations in the industry in which we compete could adversely affect our businesses to include a reduction or elimination of our proportionate share of those markets

The highly secure global communications solutions and technologies industry has experienced consolidation of participants, and this trend may continue. If highly secure global communications solutions and technologies providers consolidate with companies that utilize technologies that are similar to or compete with our secure technology, our proportionate share of the emerging market for highly secure global communications solutions and technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could cause us to curtail or cease our business operations.

We believe that our ability to compete successfully in the highly secure global communications solutions and technologies market depends on a number of factors, including market presence; the adequacy of its member and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the capabilities provided by our solutions and technologies; our pricing policies, our competitors and suppliers; the timing of introductions of new services by us and our competitors; our ability to support existing and emerging industry standards; and industry and general economic trends. If any of these factors negatively impact us, we may be forced to curtail or cease our business operations.

Management and directors of Ariel Way have a significant percentage of the fully diluted number of common shares and such concentration of ownership may have the effect of delaying or preventing a change of control of Ariel Way.

Our management and directors beneficially own a significant percentage of our outstanding common stock, on a fully diluted basis. As a result, these management and director equity holders will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from attempting to obtain control of us.

We may not be able to effectively protect our intellectual property rights, the foundation of our business, which could harm our business by making it easier for our competitors to duplicate our services

We regard certain aspects of our products, processes, services and technology as proprietary. We intend to take steps to protect them with patents, copyrights, trademarks, restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could cause us to cease operations.

Enfotec has filed with the US Patent Office for protection of technologies related to highly secure telecommunication: Chain Packet Processing, CPP and Packet Signature Recognition, PSR, but patents may not be issued, and if issued, may not protect the intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm the business by making it easier for competitors to duplicate our services.

We own several Internet domain names, including www.arielway.com, www.dbsxmedia.com and www.enfotec.net. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

Other parties may assert that our technology infringes on their intellectual property rights, which could divert management time and resources and possibly force us to redesign our technology

Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations.

If we are unable to successfully develop the technology necessary for our solutions, products and processes, we will not be able to bring our products to market and may be forced to reduce or cease operations

Our ability to commercialize our solutions and products is dependent on the advancement of our existing technology. In order to obtain and maintain market share we will continually be required to make advances in technology. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and cause us to reduce or cease operations. We cannot assure you that we will not encounter unanticipated technological obstacles, which either delay or prevent us from completing the development of our products and processes.

If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers

Our future success depends upon our ability to determine the needs of our customers and to design and implement technology products and highly secure global communications solutions and technologies that meet their needs in a cost efficient manner. If we are unable to successfully determine customer requirements or if our current or future services do not adequately satisfy customer demands, we will be forced to curtail or cease our business operations.

Our limited operating history with the revised and new business model may impede acceptance of our technologies and service by medium-sized and large customers

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our technologies and services by various sized and type of businesses. Our efforts to sell to these customers may not be successful. In particular, because we are a relatively new company with a revised and new business model and a limited operating history, these target customers may have concerns regarding our viability and may prefer to purchase critical hardware and/or software applications or other services from one of our larger, more established competitors. Even if we are able to sell our service to these types of customers, they may insist on additional assurances from us that we will be able to provide adequate levels of service, which could harm our business and forced to curtail or cease our business operations.

Our future financial performance will depend on the introduction and widespread acceptance of new features to, and enhanced editions of, our technologies and services

Our future financial performance will depend on our ability to develop and introduce new features to, and new editions of, our technologies and services. The success of new features and editions depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, the market for our technologies and solutions may be limited if prospective customers, particularly medium and large customers, require customized features or functions that are incompatible with our application delivery model. If we are unable to develop new features or enhanced editions of our technologies and solutions that achieve widespread levels of market acceptance or if prospective customers require customized features or functions, we will be forced to curtail or cease our business operations.

We may be dependent on third parties to complete certain projects with the risk of failure of the project if the third party does not adequately perform

A potential difficulty in completing a project could have a material adverse effect on our reputation, business and results of operations. In certain instances, we may be dependent on the efforts of third parties to adequately complete our portion of a project and, even if our products and processes perform as required, a project may still fail due to other components of the project supplied by third parties. Any such project failure could force us to curtail a crease our business operations.

If we fail to develop our brand cost-effectively, our business may suffer

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and technologies and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our markets develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful technologies and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and we could be forced to curtail or cease our business operations.

Any failure to adequately expand our direct sales force will impede our growth

We expect to be substantially dependent on a direct sales force to obtain new customers, particularly medium and large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our services will suffer and we could be forced to curtail or cease our business operations.

Sales to customers outside the United States expose us to risks inherent in international sales

Our anticipated sales outside the United States represent, in addition to our anticipated sales in the Americas, a significant portion of our future total revenue. We intend to expand our domestic and international sales efforts. As a result, we will be subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. These risks and challenges include:

-	localization of our technologies and services, including translation into foreign languages and associated expenses;

-	laws and business practices favoring local competitors;

-	more established competitors with greater resources;

-	compliance with multiple, conflicting and changing governmental laws and regulations, including tax, privacy and data protection laws and regulations;

-	different employee/employer relationships and the existence of workers’ councils and labor unions;

-	different pricing environments;

-	difficulties in staffing and managing foreign operations;

-	longer accounts receivable payment cycles and other collection difficulties; and

-	regional economic and political conditions.

These factors could force us to curtail or cease our business operations.

We may not be able to keep up with rapid technological changes, which could render our solutions, technologies and processes obsolete

The highly secure global communications solutions and technologies industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. If we are unable to expand and upgrade our technology and systems, and successfully integrate new technologies or systems in the future, to accommodate such increases in a timely manner, we may be forced to curtail or cease our business operations.

We may not effectively manage the growth necessary to execute our business plan, which could adversely affect the quality of our operations and our costs

In order to achieve the critical mass of business activity that we believe is necessary to successfully execute our business plan, we must significantly increase the business operation through acquisitions in addition to increasing the number of strategic partners and customers that use our solutions, technologies and services. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. If we do not manage our growth effectively, we could be forced to curtail or cease our business operations.

We may not successfully execute or integrate acquisitions

Our business model is dependent upon growth through acquisition of other technology and communications solutions providers. We expect to attempt to complete acquisitions that we anticipate will enable us to build our highly secure global communications solutions and technologies business. Acquisitions involve numerous risks, including the following:

-	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

-	Diversion of management’s attention from normal daily operations of the business;

-	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

-	Initial dependence on unfamiliar partners;

-	Insufficient revenues to offset increased expenses associated with acquisitions; and

-	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

-	Issue common stock that would dilute our current shareholders’ percentage ownership;

-	Assume liabilities;

-	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

-	Incur amortization expenses related to certain intangible assets;

-	Incur large and immediate write-offs, and restructuring and other related expenses; or

-	Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could force us to curtail or cease our business operations.

We may not be successful in integrating the management teams of our acquired companies, which could adversely affect the leadership of our company, divert management time and adversely affect the business and results of operations

Mr. Arne Dunhem became our President and Chief Executive Officer in February 2005 and became the President and Chief Executive Officer of Old Ariel Way in February 2004. In February 2005, Ms. Voula Kanellias became our Chief Financial Officer and became the Chief Financial Officer of Old Ariel Way in September 2004. Prior to Ms. Kanellias joining Old Ariel Way, Mr. Dunhem and Ms. Kanellias had no experience working together. Since Mr. Dunhem joined Old Ariel Way and subsequently our Company we have completed two acquisitions and integrated various different management teams into our operations. Prior to closing those acquisitions, Mr. Dunhem and Ms. Kanellias had not previously worked with management at each of our subsidiaries and divisions. Failure to successfully integrate the management teams of our acquired companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

If we were to lose the services of Mr. Arne Dunhem, or other members of our management team, we may not be able to execute our business strategy

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO Arne Dunhem is critical to the overall management of Ariel Way as well as the development and implementation of our business strategy. Although we have not a formal employment agreement with Mr. Dunhem and other key personnel, we intend to design each of their employment agreements to provide incentives to our executives to fulfill the terms of their agreements with us, each executive or employee may terminate their employment with us at any time. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

Our business depends upon the growth and maintenance of the global satellite, telecommunications and internet infrastructure

Our success will depend on the continued growth and maintenance of the global satellite, telecommunications and Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Satellite, telecommunications and Internet infrastructures may be unable to support the demands placed on it if the number of users continues to increase, or if existing or future users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of telecommunications and Internet usage as well as our ability to provide our solutions. Any failure of the Internet infrastructure could force us to curtail or cease our business operations.

Item 7. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR YEAR ENDED SEPTEMBER 30, 2005 AND
PERIOD FEBRUARY 10, 2004 (INCEPTION)
THROUGH SEPTEMBER 30, 2004

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD FEBRUARY 10, 2004
(INCEPTION) THROUGH SEPTEMBER 30, 2004

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-1-2

Consolidated Financial Statements

Balance Sheet as of September 30, 2005	F-3

Statement of Operations for the Year Ended September 30, 2005 and Period February 10, 2004 (Inception) through September 30, 2004	F-4

Statement of Stockholders’ Equity for the Year Ended September 30, 2005 and Period February 10, 2004 (Inception) through September 30, 2004	F-5

Statement of Cash Flows for the Year Ended September 30, 2005 and Period February 10, 2004 (Inception) through September 30, 2004	F-6-7

Notes to Consolidated Financial Statements	F-8-20

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ariel Way, Inc.
Vienna, Virginia 22182

We have audited the accompanying consolidated balance sheet of Ariel Way, Inc. and Subsidiaries as of September 30, 2005 and the related consolidated statement of operations, changes in consolidated stockholders’ (deficit), and consolidated cash flows for the year ended September 30, 2005 and the period February 10, 2004 (Inception) through September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariel Way, Inc. and Subsidiaries, as of September 30, 2005 and the period February 10, 2004 (Inception) through September 30, 2004 and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in "NOTE 11 - GOING CONCERN, the Company: had substantial losses and negative cash flow from operations in 2005 and 2004, which significantly reduced stockholders' equity and resulted in substantial retained deficits and working capital deficits at September 30, 2005; and will require additional funding to cover substantial expected negative cash flows in 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in “NOTE 11 - GOING CONCERN." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

As discussed in Note 12, the Company has restated its previously issued consolidated financial statements for the period February 10, 2004 (Inception) through September 30, 2004 on its report dated November 29, 2004. The Company has restated its consolidated financial statements to decrease the amount of goodwill recorded for the purchase of Enfotec, Inc., in the period ended September 30, 2004. The transaction reflected the issuance of the Company’s common stock shares in exchange for the assets and liabilities of Enfotec, Inc. The consolidated financial statements have been restated as fair value of the stock price of the 1,200,000 shares issued were reduced from $0.596 per share to $0.125 per share. These transactions did not result in a change in net loss applicable to common shares for the period ended September 30, 2004, but resulted in a decrease in the net stockholders’ deficit during period to $422,727.

BAGELL, JOSEPHS & COMPANY, L.L.C.
Bagell, Josephs& Company, LLC.
Gibbsboro, New Jersey
January 13, 2006

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$122,640
Accounts receivable - net	315,155
Prepaid expenses and other current assets	58,269

Total current assets	496,064

PROPERTY AND EQUIPMENT - NET	204,650

OTHER ASSETS
Goodwill	100,000
Due from related parties	15,221
Financing fees - net	70,000
Advances	75,000

Total other assets	260,221

TOTAL ASSETS	$960,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,390,380
Promissory notes	1,000,000
Debenture payable	500,000

Total current liabilities	2,890,380

Total liabilities	2,890,380

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	(88,264)

STOCKHOLDERS' DEFICIT
Preferred stock, $1 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.001 par value; 245,000,000 shares authorized;
38,286,943 shares issued and outstanding	38,286
Additional paid-in capital	613,148
Deficit	(2,492,615)

Total stockholders' deficit	(1,841,181)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$960,935

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
FOR YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD
FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

	September 30,	September 30,
	2005	2004

REVENUES	$1,052,616	$41,000

COST OF GOODS SOLD	328,497	-

GROSS PROFIT	724,119	41,000

OPERATING EXPENSES
Professional fees	453,722	131,986
Salaries	353,656	-
Software maintenance	37,503	-
Bank service charges and other	2,505	155
Travel and entertainment	101,721	1,182
Marketing	85,748	5,130
Insurance	34,474	-
Satellite expenses	795,000	-
Payroll taxes and expenses	59,005	-
Telephone	27,515	1,216
Depreciation, Amortization and Impairment	617,223	-
Office supplies	12,561	3,576
Rent	85,425	-
Miscellaneous	54,586	-
Automobile	1,041	258
Dues and subscriptions	4,566	770
Postage and delivery	9,177	-
Printing	16,207	-
Other	100,000	-
Total Operating Expenses	2,851,635	144,273

NET (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,127,516)	(103,273)

OTHER INCOME (EXPENSE)
Interest income	16,841	-
Interest expense	(60,247)	-
Other expense	(5,684)	-
Minority interest	88,264	-
Organization costs	(301,000)	-
Total Other Income (Expense)	(261,826)	-

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,389,342)	(103,273)
Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(2,389,342)	$(103,273)

NET (LOSS) PER BASIC SHARES	$(0.07)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,215,785	6,639,224

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) RESTATED
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

					Additional		Deferred
	Preferred Stock		Common Stock		Paid-In		Financing
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Fees	Total

Balance, February 10, 2004	$-	$-	-	$-	$-	$-	$-	$-

Common shares issued to founders (services)	-	-	14,200,000	14,200	51,800	-	-	66,000

Common shares issued to Chivas Capital, Inc. for cash	-	-	240,000	240	29,760	-	-	30,000

Common shares issued to Chivas Capital, Inc. for services	-	-	240,000	240	29,760	-	-	30,000

Common shares issued to Market Central, Inc. for a
software license agreement and prepayment for
software technology support services	-	-	2,000,000	2,000	248,000	-	-	250,000

Common shares issued to Cornell Capital for
equity line of credit commitment	-	-	1,980,000	1,980	1,126,620	-	(1,128,600)	-

Common shares issued for merger with Enfotec, Inc.	-	-	1,000,000	1,000	124,000	-	-	125,000

Common shares issued for creditors of Enfotec, Inc.	-	-	200,000	200	24,800	-	-	25,000

Net loss for the period	-	-	-	-	-	(103,273)	-	(103,273)

Balance, September 30, 2004	-	-	19,860,000	$19,860	$1,634,740	$(103,273)	$(1,128,600)	$422,727

Common stock issued in reverse merger			17,428,260	17,428	(17,428)	-	-	-

Common stock issued for services			499,342	499	99,369	-	-	99,868

Common stock issued for services			499,341	499	99,368	-	-	99,867

Termination Cornell deal			-	-	(1,128,600)	-	1,128,600	-

Preferred stock issued	2,000,000	2,000,000	-	-	-	-	-	2,000,000

Redemption of preferred stock	(2,000,000)	(2,000,000)	-	-	(74,301)	-	-	(2,074,301)

Net (loss) for the period	-	-	-	-	-	(2,389,342)	-	(2,389,342)

Balance, September 30, 2005	-	-	38,286,943	$38,286	$613,148	$(2,492,615)	$-	$(1,841,181)

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND THE
PERIOD FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

		RESTATED
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,389,342)	$(103,273)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	199,736	96,000
Depreciation, Amortization and Impairment	617,223	-
Minority Interest	(88,264)	-

Changes in assets and liabilities:
(Increase) in accounts receivable	(315,155)	-
(Increase) in prepaid expenses	(19,870)	-
Increase in accounts payable and accrued expenses	914,418	6,819
Total adjustments	1,308,088	102,819

Net cash (used in) operating activities	(1,081,254)	(454)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	(100,000)	-
Acquisition of property and equipment	(208,373)	-
Acquisition of financing fees	(107,500)	-

Net cash (used in) investing activities	(415,873)	-

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances)	90,221	-
Proceeds from promissory notes	1,000,000	-
Proceeds from convertible debenture	500,000	30,000

Net cash provided by financing activities	1,590,221	30,000

INCREASE IN CASH AND CASH EQUIVALENTS	93,094	29,546

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	29,546	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$122,640	$29,546

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND THE
PERIOD FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

		RESTATED
	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Net cash effect of stock acquisition of Enfotec, Inc.:
Equipment, net	-	93
Goodwill	-	8,675
Accounts payable	-	309,468

	$-	$318,236

Common stock issued for the acquisition of Enfotec, Inc.	$-	$150,000

Net effect of acquisition of dbsXmedia Inc.:
Equipment, net	-	-
Contracts	210,000	-
Goodwill	100,000	-
Accounts payable	(301,000)	-

Common stock issued for the acquisition of dbsXmedia, Inc.	$9,000	$-

Common stock issued for services	$199,736	$96,000

Common stock issued for equity line of credit commitment	$-	$1,128,600

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION

Ariel Way, Inc., a Florida corporation (“Ariel Way” or the “Company”) was initially named Netfran Development Corp., and was incorporated in the State of Florida in January 2000 as a franchisor of Internet web site design, hosting, updating, maintenance, administration, e-mail publishing and consulting services, marketing and advertising services and related services under the registered service mark "NETSPACE".

In 2001, the Company filed with the SEC a registration statement relating to the distribution of 3,340,088 shares of the Company’s common stock to holders of record of Netvertise, Inc., a Florida corporation, common stock as of the close of business on July 18, 2001 (the "record date"). The registration statement was declared effective on October 31, 2002. The shares were distributed on the basis of one of the Company’s shares for every share of Netvertise, Inc. held on the record date. The shares of Netvertise being distributed represented 99% of the Company’s total outstanding shares and Netvertise owned none of the Company’s shares of common stock after the distribution. The Company’s common stock began trading on the Over-The-Counter market on February 10, 2003, and was quoted on the NASD Electronic Bulletin Board and initiated trading under the symbol “NFDV”.

On February 2, 2005 the Company acquired Ariel Way, Inc., a Delaware corporation, (“Old Ariel Way”) in exchange for the issuance by the Company of 33,289,434 shares of the Company’s common stock to the former stockholders of Old Ariel Way. The acquisition was made pursuant to a Share Exchange Agreement dated January 20, 2005, between Netfran, Old Ariel Way and the shareholders of Old Ariel Way common stock. Under the terms of the Share Exchange Agreement, each share of Old Ariel Way common stock outstanding immediately prior to the Effective Date was converted into 1.6762 shares of the Company’s common stock. The Company’s outstanding common stock was not affected by the transaction besides the issuance of stock to the former stockholders of Old Ariel Way. In addition to the common stock issued to the stockholders of Old Ariel Way, under the Share Exchange Agreement each outstanding option or warrant to purchase Old Ariel Way common stock was converted into an option to purchase the number of shares of the Company’s common stock equal to the number of Old Ariel Way common stock underlying the option or warrant immediately prior to the Effective Date multiplied by 1.6762 and the exercise price of each option or warrant issued by us equaled the exercise price of the corresponding Old Ariel Way option or warrant in effect immediately prior to the Effective Date divided by 1.6762.

As a result of the share exchange transaction consummated on February 2, 2005, the Company’s financial statements are based on Old Ariel Way’s operation, which became the Company’s and the business the Company formerly conducted under the name Netfran Development Corp. ceased. The Company’s fiscal year also changed as a result of the share exchange transaction from December 31 to September 30. Old Ariel Way was formed on February 10, 2004, (“the inception”), and financial statements are available from this date.

In connection with the share exchange transaction on February 2, 2005, Old Ariel Way and Elliot Krasnow, who was the Company’s Chief Executive Officer until the Effective Time, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of the Company’s common stock to Old Ariel Way for $300,000. Old Ariel Way retired the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Old Ariel Way borrowed $400,000 from Cornell Capital Partners, L.P., one of the stockholders of Old Ariel Way (and now one of the Company’s stockholder). The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005. The Company is now in default unless the Company can renegotiate the terms of the loan for an extension with Cornell Capital. Cornell Capital is not a controlling stockholder of the Company, and the Company believes the terms of the loan are at least as favorable to the Company as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On February 2, 2005, following the Effective Date of the share exchange transaction and the Company’s acquisition of Old Ariel Way, the Company ceased to conduct the Internet franchise business conducted prior to the Effective Date in order to concentrate solely on the development of its highly secure global communications business.

On February 2, 2005, in connection with the acquisition and pursuant to the Share Exchange Agreement dated January 20, 2005, all of the Company’s executive officers resigned and the executive officers of Old Ariel Way immediately prior to the Effective Date became the Company’s new executive officers.

On February 19, 2005 the Company completed the acquisition of dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”) with offices in Washington, D.C. and United Kingdom. dbsXmedia provides satellite-based services for Business Television (BTV), digital signage, training and multimedia. The Company purchased from dbsXmedia 1,500 shares of its common stock, par value $0.001 per share. After this transaction dbsXmedia had 2,500 shares of common stock outstanding out of which the Company owns 60% and Zygot, LLC, which is owned by the management of dbsXmedia, became the minority 40% shareholder. dbsXmedia continues to operate under its existing name.

On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for $400,000 in cash, 300,000 shares of the Company’s common stock, and dbsXmedia’s assumption of ongoing contracts for infrastructure support from Loral Skynet. The ownership transition will leave unchanged the services for current customers, under an agreement that maintains the existing teleport and satellite infrastructure provided by Loral Skynet. dbsXmedia made and will make cash purchase price payment to Loral Skynet in three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the Closing of the transaction. The $250,000 cash at closing was allocated from prepaid revenue transferred to dbsXmedia from Loral Skynet as part of the business acquired. As part of the transaction, the Company delivered a commitment to the benefit of dbsXMedia in the form of a Conditional Guaranty in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, having a total value of $3,000,000.

On April 28, 2005, the Company increased the total number of authorized shares of the Company’s capital stock from 50,000,000 shares, consisting solely of the Company’s common stock, to a total of 250,000,000 shares of the Company’s capital stock, consisting of 245,000,000 shares of the Company’s common stock and 5,000,000 shares of the Company’s preferred stock, with all of the preferred stock to be “blank check” preferred stock

On May 26, 2005 the Company changed the Company’s name from Netfran Development Corp. to Ariel Way, Inc. and the Company changed the Company’s trading symbol from “NFDV” to the new symbol “AWYI”.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

History of Old Ariel Way

Old Ariel Way was formed in the State of Delaware as a Limited Liability Corporation on February 10, 2004 and focused on providing executive management and merger and acquisition services within the area of highly secure global communications services for government customers and global telecommunications operators and corporate enterprises. On September 23, 2004, Old Ariel Way converted from a limited liability company to a Delaware corporation and changed its name to “Ariel Way, Inc.”

On September 27, 2004, Old Ariel Way closed a transaction with the publicly traded Delaware corporation Market Central, Inc. “OTCBB:MKTE”, and issued to Market Central 2,000,000 shares of Old Ariel Way common stock pursuant to the terms of a Stock Purchase Agreement dated September 24, 2004. The purchase consideration had an aggregate value of $250,000, consisting of the rights to certain software technology with a value of $200,000 and development/support services consideration rendered by Market Central’s senior executives with a value of $50,000.

On September 30, 2004, Old Ariel Way entered into an Agreement and Plan of Merger with Enfotec, Inc., a private Delaware company, pursuant to which a newly formed, wholly-owned subsidiary of Old Ariel Way merged into Enfotec. The merger was consummated on September 30, 2004. As a result of the merger, Enfotec became a wholly-owned subsidiary of Old Ariel Way. On September 30, 2004, Old Ariel Way issued 1,000,000 shares of its common stock to the holders of Enfotec’s common stock, with an additional 1,000,000 shares of Old Ariel Way’s common stock held in reserve for issuance to the Enfotec stockholders if Enfotec met certain revenue milestones as of July 15, 2005. On September 30, 2004 Old Ariel Way also issued to certain creditors of Enfotec, Inc. 200,000 shares of Old Ariel Way’s common stock pursuant to the terms of a settlement of certain liabilities of Enfotec.

On April 19, 2005 Old Ariel Way designated 2,000,000 shares of Old Ariel Way preferred stock as “Series A Redeemable Preferred Stock”. Each issued and outstanding share of Old Ariel Way Series A Redeemable Preferred Stock accrues a dividend from the original issue date equal to twelve percent (12%) of the original purchase price (which was $1.00 per share, as adjusted upon any stock split, reverse stock split, combination or recapitalization affecting the shares of Series A Redeemable Preferred Stock) per annum, which shall be payable when, as and if declared by the Old Ariel Way Board of Directors. Old Ariel Way shall not pay or declare any dividends on the Common Stock of Old Ariel Way unless the full accrued and unpaid dividends on the Series A Redeemable Preferred Stock described in this paragraph have been paid.

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital Partners, LP, all of the Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000. The equity provided by the sale of the Series A Preferred Stock enabled us to satisfy a closing condition of a transaction to acquire the Loral Skynet Business TV client base. The preferred stock was redeemed on August 10, 2005, and the Company returned the $2,000,000 to Cornell Capital Partners, LP.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

The Company maintains cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief in the financial strength of Bank of America, management does not believe the risk of keeping deposits in excess of federal deposit limits at Bank of America to be a material risk.

Restricted Cash

The Company was during the reporting period required to maintain restricted cash for the performance of obligations under certain service agreements. On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital Partners, LP, (“Cornell Capital”), 2,000,000 Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000. The cash proceeds provided by the sale of the Series A Preferred Stock that became restricted cash, enabled us to satisfy a closing condition of a transaction to acquire the Loral Skynet Business TV client base. The Company redeemed the 2,000,000 Series A Redeemable Preferred Stock on August 10, 2005.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered.

The Company, in addition to its Business Television services, from time to time receives miscellaneous revenues. During the years ended September 30, 2005 and 2004, the Company generated $55,300 and $0 in miscellaneous revenues, respectively.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company impaired $509,468 for the year ended September 30, 2005.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassification

Certain amounts in the September 30, 2004 financial statements were reclassified to conform to the September 30, 2005 presentation. The reclassifications in the September 30, 2004 financial statements resulted in no changes to the accumulated deficits.

Property and Equipment

Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

Computer equipment	3 - 5 years
Automobile	3 - 5 years
Equipment	5 - 7 years

Differences between the straight-line method of depreciation and the tax-accelerated method of depreciation are immaterial.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R ), Share-Based Payment, which supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and replaces FASB Statement 123, Accounting for Stock-Based Compensation. to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this standard will not have impact on the Company’s financial condition or results of operations.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting a change in accounting principle. The statement will also apply to changes in accounting principle required by an accounting.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $85,748 and $0 for the years ended September 30, 2005 and 2004, respectively.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The costs associated with normal maintenance, repair, and refurbishment of equipment are charged to expense as incurred. The capitalized cost of equipment under capital leases is amortized over the lesser of the lease term or the asset’s estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. The Company has not made any allowances for the doubtful accounts as there are no material aged receivables as of September 30, 2005. Management of the Company feels the receivables are fully collectible.

Deferred Financing Fees

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Cornell Capital for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company provides the disclosure required by Statement of Financial Accounting Standard No. 123(R ), “Share Based Payment” (“SFAS 123 (R )”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 (R ) and have adopted the enhanced disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No.148”).

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

The Company measures compensation expense for its non-employee stock-based compensation under the FASB Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments   that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	2005	2004

Net loss	$(2,389,342)	$(103,273)

Weighted-average common shares
Outstanding (Basic)	35,215,785	6,639,224

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	35,215,785	6,639,224

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2005 and 2004 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during fiscal year 2005.

NOTE 3-    EQUIPMENT

Property and equipment at September 30, 2005 and 2004 is as follows:
	2005	2004
Equipment	$187,407	$8,675
Computers	12,460	-
Furniture	17,181	-
Less: accumulated depreciation	(12,398)	-

Net equipment	$204,650	$8,675

Depreciation expense for the years ended September 30, 2005 and 2004 was $12,398 and $0, respectively.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 4-  DEBENTURE PAYABLE

Ariel Way, Inc. on September 30, 2004, issued a secured debenture to Cornell Capital Partners, L.P., whereas Ariel Way, Inc. would receive $500,000, with a promise to pay to Cornell Capital Partners the principal sum of $500,000 together with interest on the unpaid principal of this debenture at the rate of 5% per year from the date of the debenture until paid. The secured debenture is due on September 29, 2006 and is secured by the Company’s stock.

NOTE 5-  PROMISSORY NOTES

Ariel Way, Inc on February 2, 2005, borrowed an additional $400,000 from Cornell Capital Partners, L.P. whereas Ariel Way received the $400,000, with a promise to pay to Cornell Capital Partners the principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and is due and payable on May 31, 2005 and is secured by the Company’s stock. The Company is currently in default with this loan.

Ariel Way, Inc on July 28, 2005, borrowed an additional $600,000 from Cornell Capital Partners, L.P. whereas Ariel Way received the $600,000, with a promise to pay to Cornell Capital Partners the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and is due and payable on May 31, 2006 and is secured by the Company’s stock.

NOTE 6-                 COMMITMENTS AND CONTINGENCIES

On September 30, 2004, Old Ariel Way entered into a $50 million 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell will purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell will purchase the shares at a 4% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the 2005 Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell under the 2005 Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement has not yet become effective. In the year ended September 30, 2005, the Company has not drawn down any funds under the 2005 Standby Equity Distribution Agreement from Cornell Capital.

On April 21, 2005, as part of a transaction pursuant to an asset Purchase Agreement with Loral Skynet, we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty for satellite services in favor of Loral Skynet, having a total value of $3,000,000 that will reduce to $1,500,000 on April 21, 2006 and fully expire on April 21, 2007.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $1.00 par value per share, of which none of the shares of preferred stock is outstanding as of September 30, 2005 and 2004.

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital Partners, LP, two million (2,000,000) shares of the Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State on the terms and conditions set forth in a Stock Purchase Agreement by and between Ariel Way, Inc. and Cornell Capital Partners, LP, dated April 19, 2005. These shares were redeemed by Old Ariel Way on August 10, 2005 for a redemption price of $2,074,301 including dividend and the preferred stock was returned to the Company’s treasury. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Common Stock

As of September 30, 2005, the Company had 245,000,000 shares of common stock authorized at $0.001 par value per share, and 38,286,943 issued and outstanding.

The following describes the common stock transactions for the year ended September 30, 2005.

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

On September 30, 2004, Old Ariel Way issued to the stockholders of Enfotec 1,000,000 shares of Old Ariel Way’s common stock pursuant to the terms of a share exchange under which Old Ariel Way acquired Enfotec. In addition, on September 30, 2004, Old Ariel Way also issued to certain stockholders and creditors of Enfotec. 200,000 shares of Old Ariel Way common stock, valued at a fair value of $25,000, based on a price of $0.125 per share, pursuant to the terms of a settlement of certain liabilities of Enfotec.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

On February 2, 2005, in connection with the Acquisition, Old Ariel Way, Inc. and Netfran Development Corp., entered into a Stock Purchase and Sale Agreement pursuant to which Netfran Development Corp. sold 300,000 shares of its common stock to Old Ariel Way, Inc., for $300,000. Old Ariel Way will retire the shares it acquired from Netfran Development Corp. As of June 30, 2005 these 300,000 shares are still issued and outstanding.

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

NOTE 8-              PATENTS

As of September 30, 2005, the Company had filed disclosure documents with the US Patent Office on two technologies, Chain Packet Processing and Pattern Signature Recognition. These technologies are at the core of our Enfotec products. These are the enabling technologies that, we believe, allow us to perform at speeds better than proprietary platforms offered by our competitors while having an open system architecture at our core.

Enfotec filed Disclosure Documents with the US Patent Office for protection of:

-	Chained Packet Processing, “CPP”, with Patent Office Disclosure Document No. 528391; and

-	Packet Signature Recognition, “PSR” technologies, with Patent Office Disclosure Document No. 528389

We intend to actively pursue through research and development additional advanced intellectual properties in the area of global highly secure telecommunications and associated technologies and we intend to apply for protection of all intellectual properties with the US Patent Office. As of September 30, 2005, the Company has not been granted approval of any patents.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 9-              LITIGATION/ LEGAL PROCEEDINGS

As of September 30, 2005, the Company was not party to any material legal proceedings.

NOTE 10-              PROVISION FOR INCOME TAXES

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

There were no provisions for income taxes for the period ended September 30, 2005.

At September 30, 2005, deferred tax assets approximated the following:

Deferred tax assets	$997,046
Valuation for deferred asset	(997,046)
Net deferred tax assets	$-

At September 30, 2005, the Company had accumulated deficits approximating $2,492,615, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 11-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of $2,389,342 and $103,273 for the year and period ended September 30, 2005 and 2004.

- Net cash used by the Company's operating activities was $1,081,254 and $454 for the years ended September 30, 2005 and 2004.

- At September 30, 2005, stockholder's equity was $(1,841,181) and included an accumulated deficit of ($2,492,615).

- At September 30, 2005 there was working capital deficit of $2,394,316.

- The Company had gross profit margins of $724,119 and $41,000 for the years ended September 30, 2005 and 2004.

The Company expects positive cash flow from operations end fiscal year 2006, however, the Company will require additional funding to cover expected negative cash flows until end fiscal year 2006.

The Company's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the
Company has adopted the following operating and management plans to in order to provide positive cash flow from operations end fiscal year 2006:

- Expand and develop its Business TV business with existing customer base and additional contract for new services.

- Continue to develop and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

- Continue overall cost and expense control and adoption of efficient service and equipment roll-out approaches resulting in improved gross profits and reduced operating expenses.

- Expand operation and revenue base through an aggressive acquisition program of profitable companies with operation and services with synergy to its current operation.

- Develop strategic partnerships with major companies in the area of secure wireless communications supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

- Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

- Negotiate with creditors including Cornell Capital in order to convert current debt to equity to significantly improve the Company’s working capital deficit.

- Raise additional capital.

Although the results of these actions cannot be predicted with certainty, management believes that if the Company can continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2006, the Company has the ability ultimately to return to profitability.

NOTE 12- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for the period February 10, 2004 (inception) through September 30, 2004 on its report dated November 29, 2004. The Company has restated its financial statements to decrease the amount of goodwill recorded for the purchase of Enfotec, Inc., in the period ended September 30, 2004. The transaction reflected the issuance of the Company’s common stock shares in exchange for the assets and liabilities of Enfotec, Inc. The financial statements have been restated as fair value of the stock price of the 1,200,000 shares issued was reduced from $0.596 per share to $0.125 per share. These transactions did not result in a change in net loss applicable to common shares for the period ended September 30, 2004, but resulted in a decrease in the net stockholders’ deficit during period to $422,727.

con'd F-19

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 13-              SUBSEQUENT EVENTS

On October 13, 2005, the Company announced the appointment of Victor Halpert to the Company’s board of directors. Mr. Halpert is the Managing Member of Halpert Capital, LLC and has a number of years experience in finance, investments, and equity research from firms to include Salomon Smith Barney, Robertson Stephens and Israel Equity Research & Management in Chicago.  Mr. Halpert is on the board of directors of Top Image Systems (NASDAQ-TISA), Unity Wireless (NASDAQ-UTYW) and Israel Technology Acquisition (NASDAQ-ISLT). Mr. Halpert has a bachelor’s of science degree in Accounting from State University of New York, College at New Paltz, NY, a Master of Science in Accounting from the University of Illinois at Chicago, Graduate Business School and an MBA from the University of Chicago Graduate Business School.

On October 20, 2005, the Company announced the appointment of William Stapleton to the Company’s advisory board. Mr. Stapleton is the president and managing director of the Stapleton Group, Inc., a management consulting firm with emphasis on the start-up and restructuring of high-performance telecommunications companies. He has performed executive management duties for 11 mid-sized companies since 1995 and assisted Goldman Sachs, Citicorp, MCI WorldCom, Siemens and others with capital restructuring, asset recovery services and interim management assignments. He was a director at AT&T, responsible for leading and executing marketing and sales efforts to assist various AT&T business segments to achieve growth and profitability. Stapleton has served on the board of directors of SCii Telecom, SA, Lasergate Systems, Inc., and GVN Technologies. He holds a degree in business from Syracuse University and completed academic fellowships at MIT, Cambridge Institute of Technology, the University of Pennsylvania, Wharton School of Business Management and the Menniger Institute for Personal Behavior Studies.

On October 26, 2005 the Company announced that the Company’s subsidiary dbsXmedia, Inc. had opened a new European headquarters in Plymouth, UK. The move finalizes dbsXmedia's integration of the business and systems acquired from Loral Space and Communications to support dbsXmedia’s European business television division.

On January 12, 2006 the Company announced that its subsidiary, dbsXmedia, Inc., has signed a new multi-year contract with Avnet, Inc. to provide business television network infrastructure and technology to allow migration to IP services over time.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, they are designed to provide reasonable assurance of achieving the objectives.

As of September 30, 2005 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls:

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

MANAGEMENT

Our directors and executive officers and their ages as of January 12, 2006 are as follows:

Name	Age	Position
Arne Dunhem	55	President, Chief Executive Officer and Chairman of the Board
Voula Kanellias	43	Chief Financial Officer
Anand Kumar	61	Executive Vice President
David Howgill	32	Chief Executive Officer, dbsXmedia, Inc.
Leif T. Carlsson	63	Director
Victor Halpert	45	Director

The following is a description of the background of our directors and executive officers.

Background Information

Arne Dunhem. Mr. Arne Dunhem, has served as our Chairman, President and Chief Executive Officer since February 2, 2005 and was the Chairman, President and Chief Executive Officer of Old Ariel Way from the founding of Old Ariel Way on February 10, 2004. Mr. Dunhem has over thirty years of executive management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology companies. He has over the years been instrumental in arranging more than $300 million in investor and vendor financing commitments and is knowledgeable in international business, finance, management, information systems, network operations and engineering for both publicly traded and privately held corporations. Between February 2004 and February 2, 2005, Mr. Dunhem was the Chairman, President and CEO of Old Ariel Way, a company focused on the build-up of a publicly traded highly secure global communications solutions and technology company headquartered in the metropolitan Washington, D.C. area, USA. Between December 2003 and February 2004, Mr. Dunhem was a consultant providing executive management and merger and acquisition support services. Between January 2002 and November 2003, Mr. Dunhem was the Chairman, President and CEO of MobilePro Corp., a publicly traded technology company in Rockville, MD. He was instrumental in merging the private Neoreach, Inc., a development stage company developing third generation wireless modem and semiconductor systems, with the publicly traded MobilePro Corp. Between July 2001 and January 2002 Mr. Dunhem was working as a strategic business consultant and was in January 2002 hired by Neoreach, Inc. as its President & CEO. Mr. Dunhem was between November 1998 and June 2001 the Chairman & CEO of erbia, Inc., a U.S. domestic long-distance communications company which he led from its start-up phase through the sale of the operation to a U.S. publicly traded company. Prior to 2000, he was working between January 1998 and October 1998 as a strategic business consultant for various private companies. Between July 1993 and September 1997 he was the Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up cell-phone operator and also between January 1993 and December 1997 the Chairman of Nordiska Tele8 AB of Sweden, an international long distance and local telephone services company. He took the company from its start-up phase through full operation and eventually the sale of both companies. Between May 1991 and January 1993 Mr. Dunhem was the President for CruiseComm, a company developing high-speed satellite communications for voice and data for large passenger cruise ships sailing in the Baltic Sea, the Mediterranean and in the Caribbean. Between September 1989 and April 1991 Mr. Dunhem was the Executive Vice President, Engineering & Operations of Comvik Skyport AB, a Swedish telecommunications company providing satellite and data communications services, now the European Tele2 telecommunications operator. During the period September 1978 through July 1989 Mr. Dunhem was with INTELSAT, Washington, D.C., an international satellite communications organization in a capacity growing from staff engineer to program manager where he had responsibilities for building-up some of the largest command, control and monitoring networks. He previously was with the Saab-Scania Aerospace Corporation and the Swedish Telecom. Mr. Dunhem earned his M.S. in 1974 in space telecommunications from Chalmers University of Technology, Sweden. Mr. Dunhem is the Chairman of the Swedish Lutheran Church of Washington, D.C., is active with several community organizations, is the founder of a Swedish-American Community Center in Washington, D.C. and has over many years been active with the Boy Scouts of America. Mr. Dunhem is a U.S. citizen and has lived in the Washington, D. C. area since 1978.

Voula Kanellias. Ms. Kanellias, who has served as our Chief Financial Officer since February 2, 2005 and joined Old Ariel Way on September 2, 2004 as Old Ariel Way’s Chief Financial Officer, has extensive experience as a Chief Financial Officer in private companies, pre-IPOs, international operations, acquisitions, manufacturing operations and turnarounds. Ms. Kanellias served from 2000 through 2004 as Chief Financial Officer for HeliOss Communications Inc. of Waltham, MA, a pre-IPO wireless point-to-point equipment company; from 2000 through 2001 as the Chief Financial Officer for Reach Internet Incubator, Reach Venture Partners LLC of Boston, MA Prior to 2000 Ms. Kanellias served from 1998 through 2000 as Chief Financial Officer and Vice President of Finance and Administration for MarketOne Associates, Inc. of Maynard, MA; from 1997 through 1998 as Chief Financial Officer and Vice President of Finance and Administration for Impole, Inc. of Waltham, MA; from 1996 through 1997 as associate with KPMG Peat Marwick in Moscow, Russia; from 1986 through 1995 as principal with Kosmos Enterprises of Needham, MA; and from 1987 through 1989 as financial analyst with Fidelity Investments of Boston, MA.  Ms. Kanellias has a Masters in Business Administration, Magna Cum Laude, from Babson College, Wellesley, MA and Double Majors in Economics and Applied Mathematics from University of California, Berkeley, CA with graduate level work and recommendation from Nobel Prize Laureate Gerald Debrieu.

Leif T. Carlsson. Mr. Carlsson, who since February 2, 2005 has served as an independent Director of our Board and has served on Old Ariel Way’s Board since October 11, 2004, is a senior European executive who since 2003 has been working with Arrow Capital, a European Venture Capital firm based in Stockholm, Sweden. Mr. Carlsson has over the years been a President & CEO of a number of European corporations including during 2001 through 2002 with Scanfood AB, currently part of Swedish Meats AB. Prior to 2000, Mr. Carlsson worked during 1992 through 2000 with Scandic Hotels Europe AB, currently part of the global Hilton Hotel-Group; during 1990 through 1992 with FFV Aerotech AB and FFV Aerotech Ltd, currently part of the Saab Group and FL Schmidt; during 1988 through 1990 with the Kinnevik AB Group establishing Comvik Skyport/TELE2; and during 1974 through 1988 with the Nobel Industries AB, now AkzoNobel for several of their corporations. Comvik Skyport/TELE2 became in 1990 the second only private telecommunications company in Europe while telecommunications services in Europe were still dominated by government monopolies. Mr. Carlsson has been the executive  for a number of companies in several different countries including the U.S., the U.K., Sweden and in Asia and has also been on several different Board of Directors including IAHI, International Association of Holiday Inns, Inc., and Tele8, an American telecommunications operator active in Europe. Mr. Carlsson has through his corporate career been active on a global basis and has experience in the European corporate world. With his base out of Europe and with his European experience, Mr. Carlsson will assist us if we proceed with the corporate strategy to establish European and other overseas operations. Mr. Carlsson earned his M.S. degree in 1969 in Civil Engineering from Chalmers University of Technology, Sweden and has completed several graduate studies in corporate finance, national economy and legal studies from the University of Uppsala, Sweden. Mr. Carlsson is a Swedish citizen and lives in Stockholm, Sweden.

Victor Halpert. Mr. Halpert, who since October 13, 2005 has served as an independent Director of our Board, is the Managing Member of Halpert Capital, LLC. Prior to founding Halpert Capital, LLC, Mr. Halpert was a Director of equity research at Salomon Smith Barney, division of Citigroup, focusing on technology companies from 1999-2003.  At Salomon, Mr. Halpert managed a highly ranked team (based on Institutional Investor and Extel surveys), covering U.S.-listed technology companies.  Mr. Halpert has published numerous research reports, including regular reviews and earnings reports, in-depth industry analysis and market comments on dozens of companies.  Mr. Halpert has maintained strong working relationships with major technology and emerging markets institutional investors.  He lead efforts in obtaining debt and equity investment banking mandates to more than $2 billion in capital raising and he assisted in more than $2 billion of M&A transactions. Prior to Salomon, Mr. Halpert was a Vice President at Robertson Stephens.  At Robertson Stephens, Mr. Halpert managed a successful equity research team, covering telecommunications hardware and software companies from 1998-1999. Prior to that, between 1995 and 1997, Mr. Halpert was Vice-President of equity research for Salomon Brothers in London and New York.  During that time, Mr. Halpert developed Salomon’s research coverage of Israeli companies and wrote economical reviews concerning Israel generally. From 1993 to 1995, Victor Halpert was a Senior Equity Research Analyst at Israel Equity Research & Management in Chicago.  During that time Mr. Halpert developed the equity and economical research capabilities of the firm.  In addition, Mr. Halpert helped build the firm’s asset management group, with approximately $10 million under management. Between 1995 and the present, Mr. Halpert has personally invested in approximately 30 privately held technology companies.  During this time, Mr. Halpert has realized eight exits from such investments producing returns of more than 500%.  Furthermore, Mr. Halpert has also invested in three different venture capital funds during this time. Mr. Halpert is on the board of directors of Top Image Systems (NASDAQ-TISA), Unity Wireless (NASDAQ-UTYW) and Israel Technology Acquisition (NASDAQ-ISLT). Mr. Halpert has a bachelor’s of science degree in Accounting from State University of New York, College at New Paltz, NY, a Master of Science in Accounting from the University of Illinois at Chicago, Graduate Business School and an MBA from the University of Chicago Graduate Business School.

Anand Kumar. Mr. Kumar, who has served as our Executive Vice President since February 2, 2005 and joined Old Ariel Way on August 10, 2004 as Old Ariel Way’s Director and Executive Vice President, has during his professional career, spanning almost 35 years, founded and operated a number of companies including the founding in 1992 of an international consulting company called Communications Strategies Group, advising foreign telecommunications administrations such as among others Iceland Telecom, Andorra Telecom, Cyprus Telecom, Bangladesh Telecom Board and U.S. domestic carriers including Cable & Wireless, Comsat RSI, AT&T, Sprint, MCI, Startec Global Communications and various others. During this period Mr. Kumar also helped build a European based telecommunications carrier called Esprit Telecom, later acquired by Global TeleSystems, and an international satellite teleport, Satellite Media Services, operating in the U.K. Prior to 2000 Mr. Kumar in January 1999, Mr. Kumar established Global TeleSolutions, Inc. for the origination and termination of multiple types of international telephony and data traffic. Prior to this, Mr. Kumar co-founded and participated in building the international operating locations for an international telecommunications carrier called Facilicom International, Inc. in Washington, D.C. In addition to establishing multiple gateway telecommunications switch locations and offices in more than 12 foreign locations, Mr. Kumar was also part of the raising of $300 million in high-yield debt financing. In 1986, Mr. Kumar co-founded and served as the President until 1992 of Washington International Teleport, WIT, an international satellite teleport in Alexandria, Virginia. WIT evolved to operate 30 large satellite antennas for multiple satellites for a diverse group of customers from MCI to CNN. It was built to offer both back haul services on optical fiber and microwave connections and diverse types of satellite based services for full time and ad-hoc users. Previous to these activities Mr. Kumar was also for a number of years in various managerial capacities within the Bell operating company environment, such as Bell Canada, Bell Northern Research, and AT&T. Mr. Kumar is trained as an Electrical Engineer both at the undergraduate and graduate levels in the U.S. and was a doctorate candidate in communications studying under the guidance of professors from MIT.

Committees of the Board

The Board has four (4) standing committees: the Audit & Finance Committee, the Compensation Committee, the Governance Committee, and the Financing and M&A Committee. The functions of each of these committees and their members are specified below. The Board has determined that each director who serves on these committees, except for the Financing and M&A Committee, is “independent” as defined in Nasdaq Rule 4200(a)(15).

The members of the committees are identified in the following table.

Director	Audit and Finance Committee	Compensation Committee	Governance Committee	Financing and M&A Committee
Leif T. Carlsson	Yes	Chair	Chair	Yes
Victor Halpert	Chair	Yes	Yes	Yes
Arne Dunhem	No	No	No	Chair

The Audit and Finance Committee is currently comprised of Messrs. Carlsson and Halpert, each of whom meets each of the independence and other requirements for audit committee members under the rules of The Nasdaq Stock Market. The Board of Directors has determined that Mr. Halpert is an “audit committee financial expert” as defined by SEC regulations. The Board has also determined that one or more other members of the Audit and Finance Committee may also meet the definition of “audit committee financial expert” as defined by SEC regulations. The Audit and Finance Committee assists the Board in its oversight of our financial accounting, reporting and controls by meeting with members of management and our independent auditors. The committee has the responsibility to review our annual audited financial statements, and meets with management and the independent auditors at the end of each quarter to review the quarterly financial results. In addition, the committee considers and approves the employment of, and approves the fee arrangements with, independent auditors for audit and other functions. The Audit and Finance Committee reviews our accounting policies and internal controls. The Audit and Finance Committee has a written charter which was adopted on February 2, 2005.

The Compensation Committee is currently comprised of Messrs. Carlsson and Halpert. The Compensation Committee recommends cash-based and stock compensation for executive officers of Ariel Way, administers the company’s stock option and makes recommendations to the Board regarding such matters. The Compensation Committee has a written charter which was adopted on February 2, 2005.

The Governance Committee is currently comprised of Messrs. Carlsson and Halpert. The Governance Committee is entrusted with responsibility for consideration and review of corporate governance matters in addition to its responsibilities for nominating candidates for membership to the Board. The Nominating and Governance Committee has a written charter which was adopted on February 2, 2005.

The Financing and M&A Committee is currently comprised of Messrs. Carlsson, Halpert and Dunhem. The Financing and M&A Committee is entrusted with responsibility to assist the Board in carrying out its oversight responsibilities relating to certain financial matters affecting the Company. The Committee will have the authority to take all actions on behalf of the Board as the Committee or its Chairperson may from time to time determine to be consistent with its purpose and the Charter for the Committee. The Financing and M&A Committee Committee has a written charter which was adopted on February 2, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and related regulations require the Company’s directors, certain officers, and any persons holding more than 10% of the Company’s common stock (“reporting persons”) to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this Item 9 any failure to file by these dates during 2005.

Initial reports of ownership on Form 3 were filed on January 13, 2006 by Arne Dunhem, Voula Kanellias, and Anand Kumar all being executive officers during year 2005 and by Leif T. Carlsson and Victor Halpert being members of our board of directors. All individuals and forms were late in filing.

In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended September 30, 2005, 2004 and 2003, paid to our most highly compensated executive officers. No officer earned over $100,000 in such fiscal year. We had no written employment contract with Mr. Elliot Krasnow who was the Chief Executive Officer from the inception of the Company until February 2, 2005. Mr. Arne Dunhem became the Chief Executive Officer, President and Chairman on February 2, 2005. We had no written employment agreement with Mr. Dunhem during the fiscal year ended September 30, 2005.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
						Securities
						Underlying
				Other	Restricted	Options
				Annual	Stock	LTIP	All Other
	Year	Salary	Bonus	Compensation	Award(s)	Payouts ($)	Compensation

Elliot Krasnow	2005	-	-		-	-	$0
(Until February 2, 2005) Chief Executive Officer	2004	-	-		-	-	$0
	2002	$75,000	-		50,000	40,000	$0

Arne Dunhem	2005	$0	-	$11,000	-	-	$0
(After February 2, 2005) Chief Executive Officer,	2004	$0	-	$0	-	-	$0
President and Chairman	2003	$0	-	$0	-	-	$0

Anand Kumar	2005	$0	-	$11,000	-	-	$0
(After February 2, 2005) Executive Vice President	2004	$0	-	$0	-	-	$0
(Director until June 6, 2005)	2003	$0	-	$0	-	-	$0

Voula Kanellias	2005	$0	-	$11,000	-	-	$0
(After February 2, 2005) Chief Financial Officer	2004	$0	-	$0	-	-	$0
	2003	$0	-	$0	-	-	$0

David Howgill	2005	$120,000	-	$0	-	-	$0
(After February 19, 2005) Chief Executive Officer, dbsXmedia, Inc.	2004	$0	-	$0	-	-	$0
	2003	$0	-	$0	-	-	$0
________________
(1)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each joined Ariel Way during the Fiscal Year ended September 30, 2005. No formal employment agreements have yet been provided besides a right to be granted warrants as described below.

(2)	The amounts listed represent the fair market value of the stock on the date of grant.

(3)
As a result of the Netfran Stock Exchange Agreement dated February 2, 2005, all issued and outstanding warrants to purchase shares of Old Ariel Way Stock were exchanged for warrants to purchase shares of our common stock, at a ratio of 1.6762 shares of our common stock for each share of Ariel Way Stock, and the exercise price of each such warrant was adjusted to equal the existing exercise price divided by 1.6762.

(4)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each received during 2004 Old Ariel Way Warrant Agreements to receive a right to warrants of Old Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement consummated February 2, 2005, warrants to acquire Old Ariel Way common stock were exchanged to warrants of our common stock. Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each after an amendment dated March 21, 2005 to their respective year 2004 Old Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an agreement or immediately if their involvement with our Company is terminated without cause or for good reason or due to a change in control, sale of a majority of our common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50.

Option/SAR Grants in Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Arne Dunhem (1)	1,150,000	N/A	$0.01	3/20/15
Anand Kumar (1)	1,150,000	N/A	$0.01	3/20/15
Voula Kanellias (1)	1,150,000	N/A	$0.01	3/20/15

(1) The vesting provisions of each of the above listed options or warrants are provided above.

Aggregated Option Exercises In Last Fiscal Year And Fiscal
Year-End Option Values

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options and warrants as of the fiscal year ended September 30, 2005 by our executive officers listed in the Summary Compensation Table above.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2005 (1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at September 30, 2005 (1) Exercisable/Unexercisable
Arne Dunhem	0	$0	480,000 /670,000	$12,000 / $16,750
Anand Kumar	0	$0	480,000 /670,000	$12,000 / $16,750
Voula Kanellias	0	$0	480,000 /670,000	$12,000 / $16,750
_________________________

(1)
The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.025 per share as of September 30, 2005, the last trading day of fiscal year 2005 as reported on the OTC Bulletin Board, less the applicable exercise price.

Compensation Of Directors

We have an arrangement pursuant to which our independent Directors are compensated for services provided as Directors. In addition to an individual grant of warrants to purchase shares of our common stock in connection with the Director’s agreement to serve on our Board of Directors, we also compensate the independent Directors for each Board meeting attended with $500 in cash. The Board will review compensation arrangements for subsequent years.

On August 22, 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Leif T. Carlsson a warrant to purchase 1,600,000 shares of our common stock, at an exercise price of $0.025 per share. This Warrant shall vest as follows: (i)  533,333 Warrant Shares shall vest immediately on August 22, 2005; and (ii) 44,444 Warrant Shares shall vest monthly each of the first Twenty Four (24) months during Mr. Carlsson’s engagement as a Director on the Company’s Board of Directors or immediately if Mr. Carlsson’s engagement as a Director is terminated without cause or for good reason or due to a change in control, sale of a majority of the common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company. When Mr. Carlsson in September, 2004, joined the Board of Directors of Old Ariel Way, he was granted 180,000 options to purchase shares of Old Ariel Way common stock, which vested on October 11, 2004 and had an exercise price of $0.125 per share. These options were on February 2, 2005 converted to an aggregate of 310,097 options to purchase shares of our common stock at an exercice price of $0.073.

On September 26, 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Victor Halpert a warrant to purchase 1,000,000 shares of our common stock, at an exercise price of $0.03 per share. This Warrant shall vest as follows: (i)  333,333 Warrant Shares shall vest on October 26, 2005; and (ii) 27,778 Warrant Shares shall vest monthly each of the first Twenty Four (24) months during Mr. Halpert’s engagement as a Director on the Company’s Board of Directors or immediately if Mr. Halpert’s engagement as a Director is terminated without cause or for good reason or due to a change in control, sale of a majority of the common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company.

2003 Stock Incentive Plan

On February 11, 2003, the Board of Directors approved the Netfran Development Corp. 2003 Stock Incentive Plan under which employees, officers, non-employee directors and consultants are eligible to receive grants of stock options, thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain, and reward such individuals. We have authorized a total of 600,000 shares of common stock under the 2003 Stock Incentive Plan with a total of 275,000 shares of common stock remaining under the plan for future issuance. The Board of Directors administers the 2003 Stock Incentive Plan. Subject to the provisions of the 2003 Stock Incentive Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto. However, no option shall be exercisable more than ten years after the date of grant. Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at grant.

We did not grant any options under the 2003 Stock Incentive Plan during the year ended September 30, 2005.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Florida, we have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of us, if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests. Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements to the extent they have been on the merits or otherwise in defense of any action, suit or proceeding. Further, we maintain liability insurance on behalf of our officers, directors, employees and agents. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Employment Agreements

Our corporate company Ariel Way does not currently have employment agreements with any of our executive officers while our dbsXmedia subsidiary has employment agreements with its Chief Executive Officer and President and Chief Operating Officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of January 12, 2006, other than the directors and executive officers, Market Central, Inc. and Cornell Capital Partners, LP, as identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of January 12, 2006. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of January 12, 2006 we had 38,286,943 shares of common stock outstanding.

		Shares to be
		Beneficially	Percent
Name and Address	Title of Class	Owned (1)	of Class(1)

Elliot Krasnow (2) c/o Netvertise, Inc. 2801 N.E. 208th Terrace, 2nd Floor Miami, FL 33180	Common	1,270,340	3.3%

Arne Dunhem (3) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and warrants)	13,579,159	34.7%

Anand Kumar (4) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	5,533,374	14.1%

Voula Kanellias 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	2,348,585	6.0%

Leif T. Carlsson (5) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Options and Warrants)	1,154,538	2.9%

Victor Halpert (6) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Warrants)	472,223	1.2%

Market Central, Inc. (7) 1650A Gum Branch Road Jacksonville, NC 28540	Common (Shares)	3,352,400	8.8%

Cornell Capital Partners, LP (8) 101 Hudson Street Suite 3700 Jersey City, NJ 07302	Common (Shares and Warrants)	3,318,876	8.7%

Officers and Directors as a Group (5 Persons)		17,554,505	54.4%
______________
*	Less than 1%.

(1)
Applicable percentage of ownership is based on 38,286,943 shares of common stock outstanding as of January 12, 2006, together with applicable options, warrants and convertible securities for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days from January 12, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Elliot Krasnow was our Chief Executive Officer until February 2, 2005. From and after this date he is no longer with us.
(3)
Represents 6,369,560 shares held directly by Arne Dunhem, our Chairman and CEO, warrants issued to Mr. Dunhem during fiscal year 2005, and 6,369,560 shares held by the Dunhem Family Partnership, of which Mr. Dunhem, our Chairman and CEO is a General Partner and who with his wife Eva Dunhem jointly and equally make all investment decisions of The Dunhem Family Partnership. This information does not include any shares that may be issued to Mr. Dunhem as compensation for his providing a personal guarantee of the financing necessary to effect the stock exchange transaction on February 2, 2005 since the nature and amount of such compensation has not been determined. We expect any such compensation will be non-cash consideration.

(4)	Anand Kumar is our Executive Vice President.
(5)
Leif T. Carlsson is an independent Director of our Board. The shares beneficially owned are 310,097 options that have vested and are immediately exercisable and a total of 1,154,538 warrants that are exercisable within 60 days from January 12, 2006.

(6)	Victor Halpert is an independent Director of our Board. The shares beneficially owned are a total of 472,223 warrants that are exercisable within 60 days from January 12, 2006.
(7)	Doyal Bryant, the President and CEO of Market Central, Inc. makes all investment decisions on behalf of Market Central, Inc.
(8)
All investment decisions of Cornell Capital Partners, LP are made by its general partner, Yorkville Advisors, LLC. Mark Angelo, the managing member of Yorkville Advisors, makes the investment decisions on behalf of Yorkville Advisors.

Item 12. Certain Relationships and Related Transactions.

During the period from year 2000 though February 1, 2005, we derived our revenue primarily from the sale of the Netspace franchises and from royalties paid by the franchise holders. The Netspace franchise system was developed by Netvertise, Inc. Netvertise was, during the period from year 2000 though February 1, 2005, owned by substantially the same shareholders as the Company. Netvertise expected to profit from the sale of products and services to the franchise owners who used the Netspace system and consumers who used Netspace products and services. We did not compensate Netvertise for the right to sell the Netspace franchise, and prior to October 20, 2001 there was no written agreement between the two companies. Effective October 20, 2001, we and Netvertise entered into a written agreement whereas Netvertise provided products and services to our franchisees. The services consisted of website development, website hosting, maintenance support and upgrading, graphic design, copy writing, training, e-publishing and on-line file back up, sharing and storage. The agreement also stipulated that Netvertise provided its personnel, office space, facilities, and support services as requested by us. The cost of these services was to be reimbursed to Netvertise on a monthly basis. This agreement was terminated on February 2, 2005.

During the period from year 2000 though February 1, 2005, we reimbursed Netvertise for the costs it incurred in providing services and facilities to us pursuant to the agreement. For personnel which were shared between us and Netvertise, a reasonable allocation was made by management of us and Netvertise, to include Messrs. Krasnow and Steinberg, president and chief financial officer, respectively of both firms, based upon the relative time spent by such shared employees working on Netvertise matters or our matters. We paid Netvertise $2,800 per month for use of office facilities, including rent, utilities, office furnishings and supplies and the expense of a shared receptionist and office manager which we believed was a fair allocation of such expenses. Messrs. Krasnow and Steinberg also allocated other shared expenses incurred by Netvertise on our behalf, such as insurance by estimating the cost of such items used by us. We paid directly and not through Netvertise its direct non-shared expenses such as advertising, travel, training and non-shared personnel.

Under the terms of the Share Exchange Agreement dated January 20, 2005 for our acquisition of Old Ariel Way, on February 2, 2005, each share of Old Ariel Way common stock outstanding immediately prior to February 2, 2005 was converted into 1.6762 shares of our common stock. Our outstanding common stock was not affected by the acquisition. As a result of the acquisition, we issued 33,289,434 shares of common stock to the former stockholders of Old Ariel Way. In addition to the common stock issued to the former stockholders of Old Ariel Way, under the Share Exchange Agreement, each outstanding option or warrant to purchase Old Ariel Way common stock was converted into an option to purchase the number of shares of our common shares equal to the number of Old Ariel Way common shares underlying the option or warrant immediately prior to February 2, 2005 multiplied by 1.6762 and the exercise price of each option or warrant we issued will equal the exercise price of the corresponding Old Ariel Way option or warrant in effect immediately prior to February 2, 2005 divided by 1.6762.

In connection with our acquisition of Old Ariel Way, on February 2, 2005, Old Ariel Way and Elliot Krasnow, who was our Chief Executive Officer until the February 2, 2005, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of our common stock to Old Ariel Way for $300,000. Old Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Old Ariel Way borrowed $400,000 from Cornell Capital, one of the stockholders of Old Ariel Way (and now a stockholder of us). The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005 and we are now in default unless we can renegotiate the terms of the loan for an extension with Cornell Capital. Cornell Capital is not a controlling stockholder of us, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way prior to February 2, 2005 and our Chief Executive Officer after February 2, 2005, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

On April 21, 2005, Old Ariel Way sold and issued to Cornell Capital, 2,000,000 shares of the Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 on the terms and conditions set forth in a Stock Purchase Agreement by and between Ariel Way, Inc. and Cornell Capital Partners, LP, dated April 19, 2005. These shares were redeemed by Old Ariel Way on August 10, 2005 for a redemption price of $2,074,301 including dividend and the preferred stock was returned to Old Ariel Way’s treasury.

On July 28, 2005, we borrowed $600,000 from Montgomery Equity. We received $240,000 of this amount on July 28, 2005 and we received the remaining $360,000 on August 10, 2005. The loan bears interest at the rate of 12% per annum and is due and payable on January 28, 2006. On July 28, 2005 we issued to Montgomery Equity a warrant to purchase 1,000,000 shares of our common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party.

Arne Dunhem, our Chairman and Chief Executive Officer, advanced during the period January 1, 2005 through August 3, 2005 an aggregate of $42,250 to cover the payment of certain expenses for us. On September 26, 2005, we issued to Mr. Dunhem a convertible debenture in the principal sum of $42,250 with interest at the annual rate of 5% on the unpaid principal of the debenture which is due on September 25, 2006. Interest on the outstanding principal balance shall be due and payable monthly, in arrears, commencing on September 25, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under the debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The debenture shall be convertible into shares of our Common Stock at the option of Mr. Dunhem, in whole or in part at any time and from time to time, after the Original Issue Date. The conversion price in effect on any conversion date shall be equal to $0.30, which may be adjusted pursuant to the other terms of the debenture.

On May 17, 2005 Eva Dunhem, the wife of Arne Dunhem, our Chairman and Chief Executive Officer, advanced as a short-term loan an aggregate of $70,000 to us. On September 26, 2005, we issued to Mrs. Dunhem a promissory note in the principal sum of $70,000 together with interest at the annual rate of 12% on the unpaid principal of the note on or before the 12th month anniversary of the funding date which will be May 17, 2006. In addition, we also issued to Mrs. Dunhem a warrant to purchase 200,000 shares of our common stock for a period of 3 years at an exercise price of $0.03 which was the price as of the issuance of the warrant. The warrant shares shall have “piggy-back” and demand registration rights.

We granted warrants to purchase our common stock to certain of our directors prior to their appointment to our Board of Directors in connection with their service as members of our advisory board. We subsequently provided additional grants to our directors in connection with their service as members of our Board of Directors. The terms of those grants are described in this Annual Report in our discussion of the compensation provided to our directors.

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

Item 13. Exhibits.

Exhibit
No.	Description	Location

2.1	Share Exchange Agreement, by and among Netfran Development Corp., Ariel Way, Inc., and the shareholders of Ariel Way common stock, dated as of December 29, 2004.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005 (File No. 0-50051)

2.2	Amendment to Share Exchange Agreement, by and among Netfran Development Corp., Ariel Way, Inc., and the shareholders of Ariel Way common stock, dated as of January 20, 2005.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005 (File No. 0-50051)

2.3	Stock Purchase Agreement among Ariel Way, Inc. and dbsXmedia, Inc., dated February 15, 2005.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2005 (File No. 0-50051)

2.4	Asset Purchase Agreement by and among dbsXmedia Inc., Loral Skynet Network Services, Inc., CyberStar L.P., CyberStar, LLC and Netfran Development Corp. dated February 18, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

Exhibit
No.	Description	Location

2.5	Amendment No. One to Asset Purchase Agreement by and among dbsXmedia Inc., Loral Skynet Network Services, Inc., CyberStar L.P., CyberStar, LLC and Netfran Development Corp., dated April 13, 2005	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.6	Security Agreement between dbsXmedia Inc., Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC dated February 18, 2005	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.7	Teleport Service Agreement by and between dbsXmedia, Inc., and Loral Skynet Network Services, Inc., dated February 18, 2005	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.8
Guaranty Agreement by Netfran Development Corp. in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, dated February 18, 2005
Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.9	Stockholders Agreement by and among dbsXmedia, Inc., Netfran Development Corp., and Zygot, LLC, dated February 21, 2005	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2005 (File No. 0-50051)

2.10	Stock Purchase Agreement between Ariel Way, Inc. and Market Central, Inc., dated September 24, 2004	Incorporated by reference to Exhibit 2.10 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

2.11	Agreement and Plan of Merger between Ariel Way, Inc. and Enfotec, Inc., dated September 30, 2004	Incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

3.1	Articles of Incorporation, dated January 24, 2000, of Registrant	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (file no. 333-102894) filed on July 26, 2001 (File No. 0-50051)

3.2	By-laws of Registrant, dated January 24, 2000.	Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 (file no. 333-102894) filed on July 26, 2001. (File No. 0-50051)

3.3	Articles of Amendments to Articles of Incorporation, dated April 28, 2005, of the Registrant	Incorporated by reference to Exhibit A to the Company's Schedule 14C Information Statement filed on April 28, 2005.

Exhibit
No.	Description	Location

3.4	Certificate of Conversion of Ariel Way, LLC, dated September 23, 2004.	Incorporated by reference to Exhibit 3.4 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

3.5	Certificate of Incorporation of Ariel Way, Inc. (DE), dated September 23, 2004.	Incorporated by reference to Exhibit 3.5 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

3.6	Certificate of Designations of Series A Redeemable Preferred Stock, dated April 19, 2005	Incorporated by reference to Exhibit 3.6 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

3.7	By-Laws of Ariel Way, Inc. (DE), dated September 23, 2004	Incorporated by reference to Exhibit 3.7 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.1	Standby Equity Distribution Agreement, dated July 21, 2005 between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.2	Registration Rights Agreement, dated July 21, 2005, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.3	Placement Agent Agreement, dated July 21, 2005, between Ariel Way, Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.4	Escrow Agreement, dated July 21, 2005, between Ariel Way, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.5	Termination Agreement, dated July 20, 2005, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

Exhibit
No.	Description	Location

10.6	Securities Purchase Agreement dated September 30, 2004, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.7	Investor Registration Rights Agreement dated September 30, 2004, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.8	Security Agreement dated September 30, 2004, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.9	Irrevocable Transfer Agent Instructions dated September 30, 2004, between Ariel Way, Inc. and Interwest Transfer Co., Inc.	Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.10	Secured Convertible Debenture issued by Ariel Way, Inc. on July 21, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.11	Promissory Note by Ariel Way, Inc. and Cornell Capital Partners, LP, dated February 1, 2005	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.12	Guaranty given by Arne Dunhem in Favor of Cornell Capital Partners, LP, dated February 1, 2005	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.13	Pledge and Escrow Agreement by and among Cornell Capital Partners, LP, dated February 1, 2005, Ariel Way, Inc., Arne Dunhem and David Gonzalez, Esq., dated February 1, 2005	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.14	Independent Contractor Consulting Agreement between Securities Counseling and Management, Inc. and Ariel Way, Inc. dated August 16, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.15	Warrant Agreement between Ariel Way, Inc. and Arne Dunhem dated August 1, 2004 and Amendment No. 1 to Warrant Agreement between Arne Dunhem and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

Exhibit
No.	Description	Location

10.16	Warrant Agreement between Ariel Way, Inc. and Anand Kumar dated August 10, 2004 and Amendment No. 1 to Warrant Agreement between Anand Kumar and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.17
Warrant Agreement between Ariel Way, Inc. and Voula Kanellias dated August 10, 2004 and Amendment No. 1 to Warrant Agreement between Voula Kanellias and Netfran Development Corp., dated March 21, 2005.
Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.18	Warrant Agreement between Ariel Way, Inc. and Magdy Battikha dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Magdy Battikha and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.19	Warrant Agreement between Ariel Way, Inc. and Aziz Bennani dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Aziz Bennani and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.20	Independent Contractor Services Fee Agreement between Michael Jordan and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.21	Legal Services Fee Agreement between Joel Bernstein, Esq. and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.22	Warrant Agreement between Ariel Way, Inc. and Oberon Securities, LLC dated May 28, 2005.	Incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.23	Promissory Note issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.24	Warrant issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.25	Promissory Note issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Provided herewith

10.26	Warrant issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Provided herewith

10.27	Convertible Debenture issued by Ariel Way, Inc. on September 26, 2005 to Mr. Arne Dunhem	Provided herewith

Exhibit
No.	Description	Location

21.1	List of Subsidiaries	Provided herewith

23.1	Consent of Bagell, Josephs & Company, L.L.C., dated January 13, 2006	Provided herewith

31.1	Certification by Arne Dunhem, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Voula Kanellias, Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1	Certification by Arne Dunhem and Voula Kanellias, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Provided herewith

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended September 30, 2005, the aggregate fees billed by Bagell, Josephs & Company, L.L.C. for principal accountant fees and services was $40,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ariel Way, Inc.

By	/s/ Arne Dunhem
Name:	Arne Dunhem
Title:	President and Chief Executive Officer,

Date:	January 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	January 13, 2006
Arne Dunhem	Principal Executive Officer and Director

/s/ Voula Kanellias	Chief Financial Officer, Principal Financial	January 13, 2006
Voula Kanellias	and Principal Accounting Officer

/s/ Leif T. Carlsson	Director	January 13, 2006
Leif T. Carlsson

/s/ Victor Halpert	Director	January 13, 2006
Victor Halpert