Form 10QSB
period 2005-12-31
ARIEL WAY INC
filed 2006-02-14
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2005

Commission File Number 0-50051

ARIEL WAY, INC.
(Exact name of registrant as specified in charter)

FLORIDA	65-0983277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8000 TOWERS CRESCENT DRIVE SUITE 1220, VIENNA, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(703) 918-2430

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 10, 2006, the Company had outstanding 38,386,943 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

Condensed Consolidated Financial Statements:

Balance Sheet as of December 31, 2005 (Unaudited)	F-2

Statements of Operations for the Three Months	F-3
Ended December 31, 2005 (Unaudited)

Statements of Cash Flow for the Three Months Ended	F-4
December 31, 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements	F-5
(Unaudited)

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS
December 31, 2005
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$50,186
Account receivable	1,111,953
Prepaid expenses and other current assets	75,901

Total current assets	1,238,040

PROPERTY AND EQUIPMENT - NET	243,184

OTHER ASSETS
Goodwill	100,000
Due from related parties	11,221
Financing Fees - net	30,000
Advances	75,000

Total other assets	216,222

TOTAL ASSETS	$1,697,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,930,192
Deferred revenue	688,916
Promissory Note	1,000,000
Debenture payable	500,000

Total current liabilities	4,119,108

Total liabilities	4,119,108

COMMITMENTS AND CONTINGENCIES
Minority interest	(198,322)

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
2,000,000 shares issued and outstanding	—
Common stock, $.001 par value; 245,000,000 shares authorized;
38,386,943 shares issued and outstanding	41,286
Additional paid-in capital	613,148
Deficit	(2,877,774)

Total stockholders' equity	(2,421,662)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,697,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2005	2004

REVENUES	$606,075	$—

COST OF GOODS SOLD	137,715	—

GROSS PROFIT	473,361	—

OPERATING EXPENSES
Cost of services, satellite services (exclusive of depreciation and amortization)	450,000	—
Professional fees	162,710	276,000
Salaries	173,051	62,500
Software maintenance	—	—
Bank service charges and other	525	1,300
Travel and entertainment	15,832	31,211
Marketing	5,983	—
Insurance	8,179	7,104
Payroll taxes and expenses	19,090	6,153
Telephone	7,003	4,677
Office equipment	10,463	2,744
Depreciation and Amortization	41,941	849
Foreign currency loss		5,591
Office supplies	2,379	1,832
Rent	44,107	2,150
Miscellaneous	12,497	1,446
Automobile	130	1,041
Dues and subscriptions	145	199
Postage and delivery	2,003	561
Printing	1,695	478
Other	1,554	180
Total Operating Expenses	959,287	406,016

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(485,926)	(406,016)

OTHER (INCOME) EXPENSE
Interest income	144	—
Interest expense	(6,436)	(687)
Minority interest	110,058	—
Settlement expense	(3,000)
Other expense	—	(181)
Total Other Expense	100,766	(868)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(385,160)	(406,884)
Provision for income taxes	—	—

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(385,160)	$(406,884)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.0100)	$(0.0204)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,336,943	19,860,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(385,160)	$(406,884)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	41,941	849
Minority Interest	(110,058)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(796,798)	(1,275)
(Increase) in inventory		(2,400)
Decrease (increase) in prepaid expenses	(17,632)	(1,500)
(Increase) in deposits		(100,000)
Increase in accounts payable and accrued expenses	539,813	52,392
Increase in deferred revenue	688,916	—
Total adjustments	346,182	(51,934)

Net cash provided by (used in) operating activities	(38,978)	(458,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(40,475)	(24,050)

Net cash (used in) investing activities	(40,475)	(24,050)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	3,999	—
Issuance of common stock for settlement of liabilities	3,000
Proceeds from promissory note	—	35,234
Liability for stock to be issued	—	—
Proceeds from long-term debt, net	—	—
Proceeds from issuance of common stock	—	500,000
Proceeds from issuance of preferred stock	—	—
Proceeds from convertible debenture	—	(50,000)

Net cash provided by financing activities	6,999	485,234

INCREASE IN CASH AND CASH EQUIVALENTS	(72,454)	2,366

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	122,640	29,546

CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,186	$31,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company in making internal operating decisions.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

The Company may in the future maintain cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation. However, due to management’s belief in the financial strength of CitiBank, that is our current main bank and financial institution, management does not believe the risk of keeping deposits in excess of federal deposit limits at CitiBank to be a material risk.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company made no impairment for the quarterly period ended December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassification

Certain amounts in the December 31, 2004 financial statements were reclassified to conform to the December 31, 2005 presentation. The reclassifications in the December 31, 2004 financial statements resulted in no changes to the accumulated deficits.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $5,983 and $0 for the quarterly period ended December 31, 2005 and 2004, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

Accounts receivable are generally due within 30 days and collected within 60 days while collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. As of December 31, 2005, the consolidated balance sheet indicates a total accounts receivable of $240,006 for the US operation of dbsXmedia and $871,946 for the UK operation of dbsXmedia at a total of $1,111,952. Out of this amount $688,916 represents a pre-payment from Halifax/Bank of Scotland (“HBOS”) for services for the year 2006. This result in approximately $423,036 in actual accounts receivable at December 31, 2005. Considering the total revenue for the three-month period to be $606,075, this results in an average of 60 days or less for the accounts receivable. The entire accounts receivable is expected by the Company to be collected. The Company has not made any allowances for the doubtful accounts as there are no material aged receivables as of December 31, 2005. Management of the Company believes the receivables are fully collectible.

Deferred Revenue

The Company’s balance sheet as of December 31, 2005 includes deferred revenue at $$688,916. This relates to the pre-payment described above which was from HBOS for year 2006 services. HBOS was invoiced in December and the pre-payment was paid on January 10, 2006. The invoice to HBOS was recorded as deferred revenue and it will be recognized every month as it is earned.

Accounts Payable

The major individual largest expense is the billing from Loral Skynet for satellite services at $150,000 per month, or $450,000 per quarter. Since the Company is not yet using all the available satellite capacity, this major expense will stay fixed until our revenue level is at least double to what it currently is. When the revenue growths further, we need to add additional satellite services proportional to the growth of the revenue growth.

Deferred Financing Fees

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Cornell Capital for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital. As of February 10, 2006, the Company has initiated related negotiations with Cornell Capital while it has been proposed by Cornell Capital that the 2005 Standby Equity Distribution Agreement should be replaced with a different new arrangement.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company provides the disclosure required by Statement of Financial Accounting Standard No. 123, “Share Based Payment” (“SFAS 123 (R)”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 (R ) and have adopted the enhanced disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No.148”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2005	2004

Net loss	$(385,160)	$(560,157)

Weighted-average common shares
Outstanding (Basic)	38,336,943	19,860,000

Weighted-average common stock
Equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares
Outstanding (Diluted)	38,336,943	19,860,000

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2005 and 2004 because inclusion would have been antidilutive.

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

NOTE 3 - EQUIPMENT

Property and equipment at December 31, 2005 and 2004 is as follows:	December 31,	December 31,
	2005	2004
Equipment	$232,557	$15,986
Computers	12,460	10,910
Furniture	17,181	10,503
Less: accumulated depreciation	(19,014)	(5,523)

Net equipment	$243,184	$31,876

Depreciation expense for the quarterly period ended December 31, 2005 and 2004 was $1,941 and $849, respectively.

NOTE 4 - DEBENTURE PAYABLE

On September 30, 2004, Old Ariel Way entered into a Securities Purchase Agreement and issued a convertible debenture to Cornell Capital in the original principal amount of $500,000. The convertible debenture was amended on July 21, 2005. The convertible debenture accrues interest at a rate of 5% per year and is due and payable on September 29, 2006 and is secured by the Company’s stock. At our option, we have the right to redeem a portion or all outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The convertible debenture is convertible at the holder’s option any time up to maturity at the fixed conversion price (the “Conversion Price”) in effect on any Conversion Date to be equal to Thirty Cents ($0.30), which may be adjusted pursuant to the other terms of the convertible debenture. Except after an event of default, as set forth in the convertible debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of our outstanding shares of common stock. As of February 10, 2006, the Company has initiated negotiations with Cornell Capital for the conversion of this convertible debenture to become preferred stock instead. Certain proposed documentation for the convertion in addition to documentation for additional financing have been received although the documents have not yet been finallized and the negotiations have not yet been concluded.

NOTE 5 -PROMISSORY NOTES

On February 2, 2005, the Company borrowed $400,000 from Cornell Capital Partners, L.P. whereas the Company received the $400,000, with a promise to pay to Cornell Capital Partners the principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was initially due and payable on May 31, 2005 and is secured by the Company’s stock. On February 10, 2005, Cornell Partners agreed to extend the due date for the $400,000 promisory note dated February 2, 2005 from its original due date of May 31, 2005 to a new due date of February 28, 2006. As of February 10, 2006, the Company has initiated negotiations with Cornell Capital for the conversion of this promissory note to become preferred stock instead. Certain proposed documentation for the convertion in addition to documentation for additional financing have been received by the Company, although the documents have not yet been finallized and the negotiations have not yet been concluded.

On July 28, 2005, the Company borrowed $600,000 from Montgomery Equity Partners, L.P. (“Montgomery Equity”) whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was initially due and payable on January 28, 2006 and is secured by the Company’s stock. On February 10, 2005, Montgomery Equity agreed to extend the due date for a $600,000 promisory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006. As of February 10, 2006, the Company has initiated negotiations with Montgomery Equity for the conversion of this promissory note to become preferred stock instead. Certain proposed documentation for the convertion in addition to documentation for additional financing have been received by the Company, although the documents have not yet been finallized and the negotiations have not yet been concluded.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On September 30, 2004, Old Ariel Way entered into a $50 million 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell will purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell will purchase the shares at a 4% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the 2005 Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell under the 2005 Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement has not yet become effective. In the year ended September 30, 2005, the Company has not drawn down any funds under the 2005 Standby Equity Distribution Agreement from Cornell Capital. As of February 10, 2006, the Company has initiated negotiations with Cornell Capital for the conversion of two promissory notes to become preferred stock instead. Certain proposed documentation for the conversion in addition to documentation for additional financing have been received by the Company, although the documents have not yet been finallized and the negotiations have not yet been concluded. In conjunction with this negotiation, it has been proposed by Cornell Capital that the 2005 Standby Equity Distribution Agreement should be replaced with a different new arrangement.

On April 21, 2005, as part of a transaction pursuant to an asset Purchase Agreement with Loral Skynet, we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty for satellite services in favor of Loral Skynet, having a total value of $3,000,000 that will reduce to $1,500,000 on April 21, 2006 and fully expire on April 21, 2007.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $1.00 par value per share, of which none of the shares of preferred stock is outstanding as of December 31, 2005 and 2004.

Common Stock

As of December 31, 005, the Company had 245,000,000 shares of common stock authorized at $0.001 par value per share, and 38,386,943 issued and outstanding.

The following describes the common stock transactions as of December 31, 2005:

On October 12, 2005, the Company issued 100,000 shares of the Company’s common stock to MarketLink Technologies, L.L.C. pursuant to a settlement agreement between the Company and MarketLink Technologies, L.L.C. related to Enfotec, Inc. liabilities dated September 9, 2005. The Enfotec liabilities were accrued during year 2004 before the Company acquired Enfotec and the Company agreed, as part of the stock purchase agreement on September 30, 2004, to assume this libility.The value per share at the time the shares were issued was $0.03 per share which was the closing price as of October 12, 2005. As part of the settlement MarketLink received 100,000 shares of the Company’s common stock and to receive three payments at $7,500 each over three months with payments made on September 09, 2005, and October 13, 2005. The third payment on November 13, 2005 has been withheld pending additional funding to the Company, and is still owed. Upon MarketLink’s receipt of the last payment of $7,500, the Company will receive a full general release. The amount of liability that will be extinguished is approximately $25,500. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act of 1933.

NOTE 8 - LITIGATION AND OTHER LEGAL PROCEEDINGS

As of December 31, 2005, the Company was not party to any material legal proceedings.

NOTE 9 - INCOME TAXES

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the three months ended December 31, 2005. The Company’s net operating loss carryforwards totaled $2,877,774 at December 31, 2005, expiring through December 31, 2025. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the quarterly period ended December 31, 2005.

At December 31, 2005, deferred tax assets approximated the following:

Deferred tax assets	$1,151,110
Valuation for deferred asset	(1,151,110)
Net deferred tax assets	$-

At December 31, 2005, the Company had accumulated deficits approximating $2,877,774, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 10 - GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of $385,160 and $406,884 for the quarterly period ended December 31, 2005 and 2004.

- Net cash used by the Company's operating activities was $38,978 and $458,818 for the quarterly period ended December 31, 2005 and 2004.

- At December 31, 2005, stockholder's equity was ($2,421,662) and included an accumulated deficit of ($2,877,774).

- At December 31, 2005 there was working capital deficit of $2,881,068.

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

- Negotiate with creditors including Cornell Capital in order to convert current debt to equity to significantly improve the Company’s working capital deficit. As of February 10, 2006, these negotiations have been initiated and the Company has received positive response from Cornell Capital. Certain proposed documentation for the conversion in addition to documentation for additional financing have been received although the documents have not yet been finallized and the negotiations have not yet been concluded.

- Raise additional capital.

Although the results of these actions cannot be predicted with certainty, management believes that if the Company can continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2006, the Company has the ability ultimately to return to profitability.

NOTE 11 - SUBSEQUENT EVENTS

On February 10, 2005, Cornell Partners agreed to extend the due date for a $400,000 promisory note dated February 2, 2005 from its original due date of May 31, 2005 to a new due date of February 28, 2006.

On February 10, 2005, Montgomery Equity agreed to extend the due date for a $600,000 promisory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006.

On February 10, 2006, the Company has initiated negotiations with Cornell Capital for the conversion of a convertible debenture and two term notes in an aggregate of $1,500,000 to become preferred stock instead. Certain proposed documentation for the convertion in addition to documentation for additional financing have been received although the documents have not yet been finallized and the negotiations have not yet been concluded.

The Company has since December, 2005, been engaged in negotiations with Loral Skynet Network Services, Inc. for a settlement by deferring payments of liabilities by the Company’s subsidiary dbsXmedia, Inc. for satellite services in an aggregate of $867,268 as at December 31, 2005. This amount is included in the financial statements as presented by the Company under “Accounts payable and accrued expenses”. The settlement agreement negotiated provides for the Company paying a total of $400,000 as at January 15, 2006, and which has been done, and that the Company executes a promissory note to the benefit of Loral Skynet at an aggregate of $467,268 due and payable on March 31, 2006. This promissory note will be secured by the Company’s 60% ownership in dbsXmedia. dbsXmedia is required to stay current with all payments for satellite services provided to dbsXmedia through March 31, 2006. In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company intends to treat this as an interest charge at $150,000 upon the consummation of the settlement agreement. The settlement agreement has not yet been finalized and has not yet been consummated.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The following is a discussion and analysis of our results of operations for the three-month period ended December 31, 2005 and 2004, our financial condition at December 31, 2005 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-QSB. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). All references to dollar amounts in this section are in United States dollars.

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

We initially derived our revenues from franchise operations, up through February 1, 2005. Our revenues came from the initial sale of franchises and ongoing royalties from the sales of our franchisees. In 2004 and 2003 our revenue from sale of franchises exceeded our royalty revenues. There will be no further revenues earned from the sale of franchise or royalties since we have changed our business focus on February 2, 2005.

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

We completed on February 19, 2005 the acquisition of 60% of dbsXmedia, Inc., a Delaware corporation, with the intent to acquire the proprietary business television services of Loral Skynet. On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television assets and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). After the acquisition, dbsXmedia provides communications infrastructure and integrated multimedia services to customers who are leading retail and finance-oriented services companies and leading technology and manufacturing companies throughout the United States and Europe. dbsXmedia operates from offices in the United States and United Kingdom, providing industry-leading solutions for BTV, digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks.

   These and other potential acquisitions are intended to provide revenue to us and, to the extent they remain profitable, provide cash to fund development of the dbsXmedia services for highly secure communications. We have been engaged in discussions with several other companies for potential acquisition with the intent to continue to expand our strategy to provide additional solutions, products, services and technologies to the existing and future customer base, all with an intent to fit its business model and assist us in executing our business plan.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three-month period ended December 31, 2005 as compared to what was previously disclosed in Management’s Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

We consider the accounting policies related to revenue and related cost recognition, the valuation of goodwill and other intangible assets and the accounting for transactions related to our debt and equity financing activity to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123. The revision, referred to as SFAS 123R, was entitled “Share-Based Payment”. This revised pronouncement replaces SFAS 123 and supersedes APB No. 25, and its scope encompasses a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first annual period that begins after December 15, 2005. We currently expect that we will adopt SFAS No. 123R for the fiscal quarter ending June 30, 2006.

Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are evaluating the requirements of SFAS No. 123R and expect that its adoption will have a material adverse impact on our consolidated financial position and consolidated results of operations including an increase in compensation expense for equity instruments issued to employees. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures that have been provided in accordance with SFAS No. 123.

Recent Events

On October 13, 2005, we announced the appointment of Victor Halpert to the Company’s board of directors. Mr. Halpert is the Managing Member of Halpert Capital, LLC and has a number of years experience in finance, investments, and equity research from firms to include Salomon Smith Barney, Robertson Stephens and Israel Equity Research & Management in Chicago.  Mr. Halpert is on the board of directors of Top Image Systems (NASDAQ-TISA), Elbit Vision Systems (NASDAQ-EVSNF) and an observer to the board for Viryanet (NASDAQ-VRYA). Mr. Halpert has a bachelor’s of science degree in Accounting from State University of New York, College at New Paltz, NY, a Master of Science in Accounting from the University of Illinois at Chicago, Graduate Business School and an MBA from the University of Chicago Graduate Business School.

On October 20, 2005, we announced the appointment of William Stapleton to the Company’s advisory board. Mr. Stapleton is the president and managing director of the Stapleton Group, Inc., a management consulting firm with emphasis on the start-up and restructuring of high-performance telecommunications companies. He has performed executive management duties for 11 mid-sized companies since 1995 and assisted Goldman Sachs, Citicorp, MCI WorldCom, Siemens and others with capital restructuring, asset recovery services and interim management assignments. He was a director at AT&T, responsible for leading and executing marketing and sales efforts to assist various AT&T business segments to achieve growth and profitability. Stapleton has served on the board of directors of SCii Telecom, SA, Lasergate Systems, Inc., and GVN Technologies. He holds a degree in business from Syracuse University and completed academic fellowships at MIT, Cambridge Institute of Technology, the University of Pennsylvania, Wharton School of Business Management and the Menniger Institute for Personal Behavior Studies.

On October 26, 2005 we announced that the Company’s subsidiary dbsXmedia, Inc. had opened a new European headquarters in Plymouth, UK. The move finalizes dbsXmedia's integration of the assets acquired from Loral Skynet to support dbsXmedia’s European business television operation.

Financial Condition and Changes in Financial Condition

Revenue and Expenses

Overall Operating Results:

We generated consolidated revenues of $606,075 through our Business TV operation in the three-month period ended December 31, 2005 compared with revenues of - $0 - in the corresponding period of the prior fiscal year.

Old Ariel Way was formed on February 10, 2004 with limited revenues and thus our revenues from operations were $41,000 in fiscal year 2004 ending September 30, 2004. As stated above, as a result of the share exchange transaction consummated on February 2, 2005, the financial statements for the three-month period ended December 31, 2004 are based on Old Ariel Way’s operation which became Ariel Way’s and the business we formerly conducted under the name Netfran Development Corp. ceased. Our fiscal year also changed as a result of the share exchange transaction from December 31 to September 30.

The business of our company during the three-month period ended December 31, 2004 was still a development stage activity focused on research and development with no revenue generated. Upon the acquisiton of the Business TV assets from Loral Skynet, we have brought our company to a revenue producing operation with a number of major multi-national corporations as customers.

For the three-month period ended December 31, 2005 total operating expenses were $959,287 compared to $406,016 for the three-month period ended December 31, 2004.

The major individual largest expense we have is the billing from Loral Skynet for satellite services at $150,000 per month, or $450,000 per quarter to our Business TV operation. Expenses for satellite services consist of broadcast service fees related to the use of Loral Skynet’s up-linking satellite earth station in Virginia and capacity charges relate to the use of transponder capacity on Loral Skynet’s satellite system. We believe this satellite expense will stay flat up to a revenue level that is at least double to what it currently is. When the revenue of our Business TV operation growths further, we need to add additional satellite capacity proportional to the growth of the our Business TV operation revenue growth.

We bill our customers for equipment sale and three kinds of services; sale of on-site equipment, installation services, maintenance service fees, and transponder capacity charges. Our maintenance expenses increase because of growth of our Business TV operation and increased billing to us from our sub-contractor providing maintenance in both the US and the UK on an outsourced basis for the Business TV operation.

As of December 31, 2005 we had $50,186 in cash and cash equivalents compared to $31,912 as of December 31, 2004 since there was only limited operation during fiscal year 2004. As of December 31, 2005, our accounts payable and accrued expenses were $1,930,192.

For the next quarterly period, we expect the expenses to remain fairly flat, since the largest expense relates to satellite expenses for satellite capacity and up-linking services from Loral Skynet. This expense will remain fixed and we have significant capability for growth with this capacity. We will, however, attempt to reduce the overall expenses, including negotiations with Loral Skynet, in order to improve the overall profitability of the operation.

Operating and Net Losses

We had a net loss of $385,160 for the for the three-month period ended December 31, 2005 and we had a net loss of $406,884 for the three-month period ended December 31, 2004.

As of December 31, 2005 we had accumulated $2,877,774 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

Liquidity and Capital Resources

Net cash used by operating activities was $38,978 for the three-month period ended December 31, 2005 compared with $458,818 for the three-month period ended December 31, 2004.

As of December 31, 2005 we had a total Stockholders’ Deficit of ($2,421,662) compared with December 31, 2004, when we had a total Stockholders’ Equity of $548,996. At December 31, 2005, we had a net loss in working capital (current assets minus current liabilities) of approximately $2,881,068 compared with at December 31, 2004 when we had a net loss in working capital (current assets minus current liabilities) of approximately $110,510.

The largest major payment is for satellite services from Loral Skynet at $150,000 per month. This expense is expected to remain fixed over a total of 24 months based on an agreement with Loral Skynet dated April 21, 2005 that will expire on April 20, 2007. We are engaged in a negotiation with Loral Skynet of a possible reduction of the capacity made available to us and thereby reducing the monthly fixed service fee in order to improve the profitability of the company. There is no assurance that we will be successful in our negotiations with Loral Skynet. We have since December, 2005, been engaged in negotiations with Loral Skynet for a settlement by deferring payments of liabilities by our subsidiary dbsXmedia for satellite services in an aggregate of $867,268 as at December 31, 2005. This amount is included in the financial statements as presented by us under “Accounts payable and accrued expenses”. The settlement agreement negotiated provides for us to pay a total of $400,000 as at January 15, 2006, and which we have done, and that we execute a promissory note to the benefit of Loral Skynet at an aggregate of $467,268 due and payable on March 31, 2006. This promissory note will be secured by our 60% ownership in dbsXmedia. dbsXmedia is required to stay current with all payments for satellite services provided to dbsXmedia through March 31, 2006. In addition, we must issue a warrant at 3,000,000 shares of our common stock to Loral Skynet at a warrant exercise price of $0.05 per share. We intend to treat this as an interest charge at $150,000 upon the consummation of the settlement agreement. The settlement agreement has not yet been finalized and has not yet been consummated.

As of February 10, 2006, we have initiated negotiations with Cornell Capital for the conversion of two promissory notes of $400,000 and $600,000 respectively, and one secured convertible debenture to become preferred stock instead of debt. We have received certain proposed documentation for the conversion from Cornell Capital, although the documents have not yet been finallized and the negotiations have not yet been concluded. In conjunction with this negotiation, it has been proposed by Cornell Capital that the 2005 Standby Equity Distribution Agreement should be replaced with a different new arrangement. In addition, the Company is also in a negotiation for additional funding from Cornell Capital.

On September 30, 2004, Old Ariel Way, which we acquired on February 2, 2005, entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell will purchase up to $50 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the 2005 Standby Equity Distribution Agreement will be priced at a 4% discount of the lowest volume weighted average price of the common stock as reported by Bloomberg LP during the five consecutive trading days after we give notice to Cornell that we wish to sell stock to them. We are not permitted to draw down more than $4 million in any 30-day calendar period. In addition, in order for us to draw down on the 2005 Standby Equity Distribution Agreement, we must file and obtain the effectiveness of the registration statement of which this prospectus is a part, registering the resale of the shares of common stock that may be issued to Cornell under the 2005 Standby Equity Distribution Agreement. At the time of each draw down, we are obligated to pay Cornell a fee equal to 3% percent of the amount of each draw down. In connection with the 2004 Standby Equity Distribution Agreement, on September 30, 2004, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,128,600, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. As of February 10, 2006, the Company has initiated negotiations with Cornell Capital for the conversion of two promissory notes to become preferred stock instead. Certain proposed documentation for the conversion in addition to documentation for additional financing have been received by the Company, although the documents have not yet been finallized and the negotiations have not yet been concluded. In conjunction with this negotiation, it has been proposed by Cornell Capital that the 2005 Standby Equity Distribution Agreement should be replaced with a different new arrangement.

       Even if we are able to draw down on the 2005 Standby Equity Distribution Agreement , we may need and we may not be able to obtain additional sources of financing. We may need additional financing, from time to time, for the following:

- Acquisitions of one or more companies

- Investment in infrastructure equipment and facilities for our multimedia services

- Investment in laboratory facilities including test and simulation equipment

- General working capital purposes

On September 30, 2004, Old Ariel Way entered into a Securities Purchase Agreement and issued a convertible debenture to Cornell Capital in the original principal amount of $500,000. The convertible debenture was amended on July 21, 2005. The convertible debenture accrues interest at a rate of 5% per year and is due and payable on September 29, 2006. At our option, we have the right to redeem a portion or all outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The convertible debenture is convertible at the holder’s option any time up to maturity at the fixed conversion price (the “Conversion Price”) in effect on any Conversion Date to be equal to Thirty Cents ($0.30), which may be adjusted pursuant to the other terms of the convertible debenture. Except after an event of default, as set forth in the convertible debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of our outstanding shares of common stock. As of February 10, 2006, the Company has initiated negotiations with Cornell Capital for the conversion of this convertible debenture to become preferred stock instead. Certain proposed documentation for the convertion in addition to documentation for additional financing have been received although the documents have not yet been finallized and the negotiations have not yet been concluded.

On February 2, 2005 Old Ariel Way borrowed $400,000 from Cornell Capital. The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005. On February 10, 2005, Cornell Partners agreed to extend the due date for a $400,000 promisory note dated February 2, 2005 from its original due date of May 31, 2005 to a new due date of February 28, 2006. Cornell Capital is not a controlling stockholder of Old Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and our Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash. As of February 10, 2006, the Company has initiated negotiations with Cornell Capital for the conversion of this promissory note to become preferred stock instead. Certain proposed documentation for the convertion in addition to documentation for additional financing have been received by the Company, although the documents have not yet been finallized and the negotiations have not yet been concluded.

On July 28, 2005, we borrowed $600,000 from Montgomery Equity Partners, Ltd. (“Montgomery Equity”). We received $240,000 of this amount on July 28, 2005 and we received the remaining $360,000 on August 10, 2005. The loan bears interest at the rate of 12% per annum and was initially due and payable on January 28, 2006. On February 10, 2005, Montgomery Equity agreed to extend the due date for a $600,000 promisory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006. On July 28, 2005 we issued to Montgomery Equity a warrant to purchase 1,000,000 shares of our common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. As of February 10, 2006, the Company has initiated negotiations with Montgomery Equity for the conversion of this promissory note to become preferred stock instead. Certain proposed documentation for the conversion in addition to documentation for additional financing have been received by the Company, although the documents have not yet been finallized and the negotiations have not yet been concluded.

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

Risks Related To Our Business

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB, and the extensive discussion of “Risks Related to Our Business” contained in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-QSB and our Annual Report on Form 10-KSB.

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

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. At September 30, 2005, we had an accumulated deficit of $2,492,615. In order to become profitable, we will need to generate revenues to offset our cost of providing the services and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

Our operating results are not possible to predict because we have limited operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

We will need to raise additional capital to continue our operations and consummate any future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we anticipate that, in addition to the $50 million available to us under the 2005 Standby Equity Distribution Agreement from Cornell Capital, we may need to raise additional capital to fund additional acquisitions and/or to fund operations. As of February 10, 2006, we are currently in negotiations with Cornell Capital to restructure the financing arrangements, although a new agreement has not yet been concluded. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of December 31, 2005, we had $50,186 cash on hand and our total current assets were $1,238,040 as of December 31, 2005. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the 2005 Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations. We estimate that we will require $5,000,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business, may result in a lower stock price and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a new executive team and may not be successful in integrating the management teams of Enfotec and dbsXmedia which could adversely affect the leadership of Ariel Way, divert management time and adversely affect the business and results of operations

As a result of completion of our acquisition of Old Ariel Way on February 2, 2005, Mr. Arne Dunhem became our new Chairman, President and Chief Executive Officer and Ms. Voula Kanellias became our Chief Financial Officer. Mr. Dunhem served as the Chairman, President and Chief Executive Officer of Old Ariel Way since February 2, 2004 and Ms. Kanellias, served as the Chief Financial Officer of Old Ariel Way since September 2, 2004. Prior to Ms. Kanellias joining Old Ariel Way, Mr. Dunhem and Ms. Kanellias had no experience working together. On February 21, 2005, with the acquisition of dbsXmedia, Mr. David Howgill became the day-to-day head of operations for our Business Television (BTV) business. Failure to successfully integrate the management teams of the companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the three-month period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting, primarely related to the dbsXmedia operation in both the US and the UK.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews, primarely related to the dbsXmedia operation in both the US and the UK. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management intends to allocate additional resources in addition to reassigning tasks and duties within the Company such that the identified deficiencies will be mitigated with priority.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of December 31, 2005, we were not subject to any material action, suit, proceeding, claim, arbitration or investigation before any court or governmental agency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the quarterly period ending December 31, 2005 that were not registered under the Securities Act of 1933.

On October 12, 2005, we issued 100,000 shares of our common stock to MarketLink Technologies, L.L.C. pursuant to a settlement agreement between our Company and MarketLink Technologies, L.L.C. related to Enfotec, Inc. liabilities dated September 9, 2005. The value per share at the time the shares were issued was $0.03 per share which was the closing price as of October 12, 2005.

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarterly period ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarterly period ended December 31, 2005.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

21.1	Subsidiaries of Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

B. Report on Form 8-K:

During the quarterly period ended December 31, 2005, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On October 13, 2005, we filed a Current Report on Form 8-K pursuant to Item 5.02 to announce that, Mr. Victor Halpert was elected to serve as an independent director of the Company by filling a vacant position on the Company’s Board of Directors. Mr. Halpert was named an independent chairman and member of both the Company’s audit and the Company’s finance committees. Mr. Halpert had prior to the election no relationship of any kind with the Company and had prior to the election not been party to or has had no direct or indirect material interest in any transaction during the last two years, or proposed transaction, to which the Company was or is to be a party.

Subsequent to the quarterly period ended December 31, 2005, we have not filed with the Securities and Exchange Commission any reports on Form 8-K.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: February 14, 2006	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer

Date: February 14, 2006	By:	/s/ Voula Kanellias
Voula Kanellias, Chief Financial Officer