Form 10QSB
period 2006-03-31
ARIEL WAY INC
filed 2006-06-23
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

Commission File Number 0-50051

ARIEL WAY, INC.
(Exact name of registrant as specified in charter)

FLORIDA	65-0983277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
-	-
8000 TOWERS CRESCENT DRIVE
SUITE 1220, VIENNA, VA	22182
(Address of principal executive offices)	(Zip Code)
-	-
Registrant’s telephone number, including area code	(703) 918-2430

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 20, 2006, the Company had outstanding 38,386,943 shares of its common stock, $0.001 par value share.

1

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(UNAUDITED)

Condensed Consolidated Financial Statements:

Balance Sheet as of March 31, 2006 (Unaudited)	F-2

Statements of Operations for the Six Months and Three Months	F-3
Ended March 31, 2006 (Unaudited)

Statements of Cash Flow for the Six Months and Three Months	F-4
Ended March 31, 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements	F-5
(Unaudited)

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS
March 31, 2006
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$96,709
Account receivable, net of allowance for doubtful accounts	546,313
Prepaid expenses and other current assets	141,459

Total current assets	784,481

PROPERTY AND EQUIPMENT - NET	194,927

Total other assets	-

TOTAL ASSETS	$979,408

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,508,923
Deferred revenue	507,869

Total current liabilities	3,016,792

Total liabilities	$3,016,792

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
(Different series may be established)	-
Series A Convertible Preferred Stock, $1.00 par value; 165 shares authorized; 160 shares issued and outstanding,	160
Common stock, $0.001 par value; 245,000,000 shares authorized;
38,386,943 shares issued and outstanding	38,386
Additional paid-in capital	2,217,855
Deficit	(4,293,785)

Total stockholders' equity	(2,037,384)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$979,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIESCONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
	SIX MONTHS ENDED		THREE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

REVENUES	$1,350,929	$-	$744,854	-

COST OF REVENUES	1,439,883	-	857,168	-

GROSS MARGIN	(88,954)	-	(112,314)	-

OPERATING EXPENSES
Professional fees	384,913	510,799	222,203	234,799
Salaries	347,192	62,500	174,141	-
Software maintenance	-	8,334	-	8,334
Bank service charges and other	1,842	7,883	1,317	6,583
Travel and entertainment	64,091	42,930	48,259	11,719
Marketing	17,415	24,755	11,432	24,755
Insurance	24,713	11,028	16,534	3,924
Payroll taxes and expenses	42,389	6,153	23,299	-
Telephone	15,005	12,499	8,002	7,822
Office equipment	1,668	2,744	(8,795)	-
Depreciation and Amortization	69,369	3,382	27,428	2,533
Foreign currency loss	66	-	66	-
Office supplies	3,397	2,957	1,018	1,125
Rent	80,487	8,600	36,380	6,450
Miscellaneous	25,389	2,796	12,892	1,350
Automobile	130	1.041	-	-
Dues and subscriptions	145	3,596	-	3,397
Postage and delivery	3,503	649	1,500	88
Printing	4,085	478	2,390	-
Bad debt expenses	78,445	-	78,445	-
Loss on conditional guarantee	303,328	-	303,328	-
Other	3,206	180	1,652	-
Total Operating Expenses	1,470,780	713,304	961,493	312,879

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(1,559,734)	(713,304)	(1,073,807)	(312,879)

OTHER (INCOME) EXPENSE
Interest income	1,842	-	1,698	-
Interest expense	(55,014)	(90,687)	(48,578)	(40,000)
Minority interest	(88,264)	-	(198,322)	-
Settlement expense	-	-	3,000	-
Other expense	-	(904)	-	(723)
Impairment of goodwill	(100,000)	(300,000)	(100,000)	(300,000)
Total Other Expense	(241,436)	(391,591)	(342,202)	(340,723)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,801,170)	(1,104,895)	(1,416,009)	(653,602)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(1,801,170)	$(1,104,895)	$(1,416,009)	$(653,602)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.05)	$(0.04)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,380,421	25,732,322	38,386,943	31,735,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	SIX MONTHS ENDED
	March 31,	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,801,170)	$(1,104,895)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	-	199,736
Loss on foreign currency transactions	-	(5,591)
Depreciation and amortization	63,369	2,532
Minority interest	88,264	-
Goodwill impairment	100,000	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(231,158)	(1,275)
Decrease (increase) in prepaid expenses	61,810	3,834
(Increase) in deposits	-	(100,000)
Increase in accounts payable and accrued expenses	1,223,510	73,657
Increase in deferred revenue	507,869	-
Total adjustments	1,813,664	172,893

Net cash provided by (used in) operating activities	12,494	(932,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(53,646)	(24,050)

Net cash (used in) investing activities	(53,646)	(24,050)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	15,221	-
Proceeds from promissory note	-	33,234
Proceeds from convertible debenture	-	900,000

Net cash provided by financing activities	15,221	933,234

INCREASE IN CASH AND CASH EQUIVALENTS	(25,931)	(22,818)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	122,640	29,546

CASH AND CASH EQUIVALENTS - END OF PERIOD	$96,709	$6,728

Cash paid during the period for:
Interest paid	$-	$90,000
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for services	$-	$199,736
Conversion of Notes payable and Convertible debentures to Preferred stock	$1,500,000	$-
Conversion of accrued interest to Preferred stock	$104,967	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(UNAUDITED)

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

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On February 19, 2005 the Company completed the acquisition of 60% majority ownership in dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”) with offices in Washington, D.C. and United Kingdom. dbsXmedia provides satellite-based services for Business Television (BTV), digital signage, training and multimedia. The Company purchased from dbsXmedia 1,500 shares of its common stock, par value $0.001 per share. After this transaction dbsXmedia had 2,500 shares of common stock outstanding out of which the Company owns 60% and Zygot, LLC, which is owned by the management of dbsXmedia, became the minority 40% shareholder. dbsXmedia continues to operate under its existing name.

On April 21, 2005, dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for $400,000 in cash, 300,000 shares of the Company’s common stock, and dbsXmedia’s assumption of ongoing contracts for infrastructure support from Loral Skynet.

On April 28, 2005, the Company increased the total number of authorized shares of the Company’s capital stock from 50,000,000 shares, consisting solely of the Company’s common stock, to a total of 250,000,000 shares of the Company’s capital stock, consisting of 245,000,000 shares of the Company’s common stock and 5,000,000 shares of the Company’s preferred stock, with all of the preferred stock to be “blank check” preferred stock

On May 26, 2005, the Company changed the Company’s name from Netfran Development Corp. to Ariel Way, Inc. and the Company changed the Company’s trading symbol from “NFDV” to the new symbol “AWYI”.

On March 6, 2006, the Company filed with the Florida Secretary of State a Certificate of Designation providing the terms and conditions of the authorization of 165 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”).

As of March 31, 2006, the Company has three business operating segments, which are operated and managed as strategic business units. The three business operating segments are: Multimedia Services; Technologies; and Corporate.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has provided certain financial information relating to the operating results and assets of its industry segments (see Note 12) based on the manner in which management disaggregates the Company in making internal operating decisions.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the six months and the three months ended March 31, 2006 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2006.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain amounts in the March 31, 2005 financial statements were reclassified to conform to the March 31, 2006 presentation. The reclassification in the March 31, 2005 financial statements resulted in no changes to the accumulated deficits.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The impairment of goodwill for the quarter period ended March 31, 2006 was $100,000.

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

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first annual period that begins after December 15, 2005. The Company currently expects that it will adopt SFAS No. 123R for the fiscal quarter ending December 31, 2006 since our fiscal year ends September 30, 2006. However, the Company recognizes that SFAS No. 123R states that early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is evaluating the requirements of SFAS No. 123R and expects that its adoption will have a material adverse impact on the Company’s consolidated financial position and consolidated results of operations including an increase in compensation expense for equity instruments issued to employees. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures that have been provided in accordance with SFAS No. 123.

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

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $11,432 and $24,755 for the quarterly period ended March 31, 2006 and 2005, respectively.

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

Accounts receivable are generally due within 30 days and collected within 60 days while collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. As of March 31, 2006, the consolidated balance sheet indicates a total accounts receivable net of allowance for doubtful accounts of $395,838 for the US operation of dbsXmedia and $150,474 for the UK operation of dbsXmedia at a total of $546,313. The Company has made an allowances of $78,445 for the doubtful accounts as of March 31, 2006. Management of the Company will attempt to collect the receivables to the fullest extent.

Deferred Revenue

The Company’s balance sheet as of March 31, 2006 includes deferred revenue at $507,869. This relates to a pre-payment a customer for services to be performed in 2006. The customer was invoiced in December and the pre-payment was paid on January 10, 2006. The invoice was recorded as deferred revenue and will be recognized monthly as earned.

Accounts Payable

The major individual largest expense is the billing from Loral Skynet for satellite services at $150,000 per month, or $450,000 per quarter. Note 11, Subsequent Events, discloses in detail that on April 21, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. and Loral Skynet Network Services, Inc. stating that dbsXmedia was currently in arrears with regard to payment for services rendered pursuant to the Agreement with Loral Skynet in the amount of $540,112. Furthermore, on May 1, 2006, dbsXmedia received a second letter from Loral Skynet stating: that reference was made to that certain Notice of Default Letter, dated 21 April 2006, sent by Loral Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e. failure to pay amounts due for services rendered pursuant to the Agreement). Further, dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, the letter served as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006. This termination was actually effected by Loral Skynet on May 15, 2006.

As of March 31, 2006, the Company has recorded in accounts payable debt to Loral Skynet approximately $1,197,000. Ariel Way has a conditional guarantee referenced above of $1,500,000 as of April 21, 2006, when it was reduced from $3,000,000. As a result of the default notice to dbsXmedia from Loral Skynet dated April 21, 2006, the Company has recorded a loss as a result of the conditional guarantee in the amount of approximately $303,000 for the quarter ended March 31, 2006.

Deferred Financing Fees

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Cornell Capital for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The 2004 Standby Equity Distribution Agreement was terminated and the financing fee was written off against Additional Paid-In Capital. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006, as part of an Investment Agreement with Cornell Capital.

Note 4, Debenture Payable, discloses that the Company on February 28, 2006 entered into an Investment Agreement that converted certain Prior Securities at a total amount of $1,604,966 into 160 shares of Series A Preferred Shares.

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

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:
	March 31,	March 31,
	2006	2005

Net loss	$(1,416,009)	$(653,602)

Weighted-average common shares
Outstanding (Basic)	38,386,943	31,735,141

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	38,380,421	31,735,141

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2006 and 2005 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time.

NOTE 3- EQUIPMENT

Property and equipment at March 31, 2006 and 2005 is as follows:	March 31,	March 31,
	2006	2005
Equipment	$193,182	$15,986
Computers	13,505	10,910
Furniture	17,181	10,503
Less: accumulated depreciation	(28,941)	(7,207)

Net equipment	$194,927	$30,192

Depreciation expense for the quarterly period ended March 31, 2006 and 2005 was $11,046 and $2,533, respectively.

NOTE 4-  DEBENTURE PAYABLE

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

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company (individually referred to as “Cornell Capital” and “Montgomery” and collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities. Cornell Capital has previously purchased from the Company the following securities: (i) a 12% promissory note dated February 2, 2005 in the original principal amount of $400,000 plus $52,000 of outstanding and accrued interest for a total amount due of $452,000 and (ii) 5% Secured Convertible Debenture originally dated September 30, 2004 and amended and restated on July 21, 2005 in the original principal amount of $500,000 plus $10,556 of outstanding and accrued interest for a total amount due of $510,556 (collectively referred to as the “Cornell Prior Securities”). Montgomery has previously purchased from the Company a 12% promissory note dated July 28, 2005 in the original principal amount of $600,000 plus $42,410.96 amount of outstanding and accrued interest for a total amount due of $642,410.96. All Prior Securities with Cornell Capital and Montgomery as defined above and including the debenture payable above, at an aggregate total amount of $1,604,966 have been cancelled on February 28, 2006 as a result of the sale of the Series A Preferred Shares to the Buyers.

NOTE 5-  PROMISSORY NOTES

On February 2, 2005, the Company borrowed $400,000 from Cornell Capital Partners, L.P. whereas the Company received the $400,000, with a promise to pay to Cornell Capital Partners the principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was initially due and payable on May 31, 2005 and is secured by the Company’s stock. On February 10, 2005, Cornell Partners agreed to extend the due date for the $400,000 promissory note dated February 2, 2005 from its original due date of May 31, 2005 to a new due date of February 28, 2006.

On July 28, 2005, the Company borrowed $600,000 from Montgomery whereas the Company received the $600,000, with a promise to pay to Montgomery the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was initially due and payable on January 28, 2006 and is secured by the Company’s stock. On February 10, 2005, Montgomery agreed to extend the due date for a $600,000 promissory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006.

Note 4, Debenture Payable, discloses that the Company on February 28, 2006 entered into an Investment Agreement that converted certain Prior Securities, including the above promissory notes, at a total amount of $1,604,966 into 160 shares of Series A Preferred Shares.

NOTE 6-                 COMMITMENTS AND CONTINGENCIES

On September 30, 2004, Old Ariel Way entered into a $50 million 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provided, generally, that Cornell would purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. In the year ended September 30, 2005, the Company has not drawn down any funds under the 2005 Standby Equity Distribution Agreement from Cornell Capital. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006, as part of an Investment Agreement with Cornell Capital.

Note 4, Debenture Payable, discloses that the Company on February 28, 2006 entered into an Investment Agreement that converted certain Prior Securities at a total amount of $1,604,966 into Series A Preferred Shares.

On April 21, 2005, as part of a transaction pursuant to an asset Purchase Agreement with Loral Skynet, we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty for satellite services in favor of Loral Skynet, having a total value of $3,000,000 that will reduce to $1,500,000 on April 21, 2006 and fully expire on April 21, 2007.

On April 21, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. ("dbsXmedia”) and Loral Skynet Network Services, Inc. ("Skynet") stating that dbsXmedia is currently in arrears with regard to payment for services rendered pursuant to the Agreement with Skynet in the amount of $540,112.50 (the "Current Outstanding Debt"). dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement. The letter shall serve as written notice of payment past due and notice of a material default of the Agreement. Skynet demands that dbsXmedia effect immediate payment of the full mount of the Current Outstanding Debt. If dbsXmedia fails to pay the Current Outstanding Debt within three (3) business days of the date hereof, i.e., 5:00 P.M., EDT, Wednesday, 26 April, 2006, Skynet shall have the right to terminate the Agreement upon delivery of written notice. In such event, Skynet shall avail itself of all remedies to which it is entitled, including, but not limited to, the assessment and collection of termination charges pursuant to Section 3 (Term and Termination) of the Agreement. Moreover, by delivery of the notice and any action taken in connection herewith, Skynet does not waive its rights and remedies under the Agreement and any other agreements to which dbsXmedia and Skynet are parties, including without limitation the right to collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth above.

On May 1, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Reference is hereby made to that certain Notice of Default Letter, dated 21 April 2006 (the "Notice of Default"), sent by Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e. failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006 (the "Termination Date"). Be further advised that Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth in the Notice of Default.”

On May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Debtor is in default under that certain Security Agreement, dated as of April 21,2005 (the "Agreement"), by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, ELC, granting a security interest in, among other things, the Collateral. The outstanding balance due from Debtor to Secured Party, as of the date hereof, is $2,620,842.50 (the "Balance").

Secured Party hereby agrees to accept the Collateral in partial satisfaction of the Balance. Specifically, Secured Party shall accept the Equipment in satisfaction of $40,000 of the Balance and shall further reduce the Balance by $1 for each dollar that Secured Party recovers from your account debtors in connection with the AR. In addition, pursuant to Section 12 of the Agreement, Secured Party hereby requests that you send written notice to all account debtors and other persons obligated on any of the Customer Contracts (as defined in the Security Agreement) instructing that all future payments are to be made directly to Secured Party (to an account or financial institution named by Secured Party). If you fail to send such notices within thirty (30) days of the data hereof, the Secured Party shall prepare and send such notice on Debtor's behalf. If you have any objection to Secured Party's foregoing proposal, you must send Secured Party a signed, written statement of your objection within twenty (20) days of the date hereof. If Secured Party has not received a signed, written objection from you within the prescribed time period, you will be deemed to have consented to this proposal and will have no further right to object, and Secured Party will retain the Collateral in partial, satisfaction of the Balance, as described in this letter.

Finally, by delivery of this letter and any action taken in connection therewith, Secured Party does not waive any of its rights or remedies under the Agreement and other agreements to which Debtor and Secured Party are parties, including, without limitation, the right to foreclose on additional collateral to satisfy a portion of the Balance.”

The Company has and is, on behalf of dbsXmedia, in negotiations with Loral Skynet for a potential settlement between Loral Skynet, dbsXmedia and Ariel Way. No settlement has yet been reached.

The Company has commenced and is continuing a review of the financial records and operations of dbsXmedia. This review has revealed a number of activities and irregularities which are not consistent with good corporate operations and proper internal controls within dbsXmedia. The prior management and operating staff of dbsXmedia (other than two employees in Plymouth, UK) are no longer in place. Upon conclusion of the review and investigation the Company will determine the action to be taken.

On May 15, 2006, Loral Skynet terminated the satellite capacity required for dbsXmedia’s US based customers. As a result, dbsXmedia could no longer provide its US services. All affected US customers were notified of this fact in May, 2006. As a result of the departure of the management team there was no longer any basis for the US operation of dbsXmedia and the offices of dbsXmedia were vacated and operations have been terminated. The one remaining employee was laid-off on June 16, 2006. Thus, the revenue for the US operation will cease in June, 2006. Further, in consideration of a proposed Loral Skynet settlement, there will not be sufficient assets available to satisfy all debts of dbsXmedia US, and the Company may be a party to creditors claims.

The diminished capacity by Loral Skynet for the UK operation, may have an impact on the ability to provide services to the UK customers, and result in reduced revenue for that operation. Further reduction in revenue may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $1.00 par value per share, of which 165 shares of Series A Preferred Shares were outstanding as of March 31, 2006 and none as of March 31, 2005.

The Company filed on March 6, 2006 with the Florida Secretary of State a Certificate of Designation providing the terms and conditions of the authorization of 165 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”).

The Holders of Series A Preferred Shares shall be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Series A Preferred Shares when and if declared by the Board of Directors of the Company in the amount of five (5.0%) percent per year. Dividends shall be paid in cash. Dividends shall be cumulative. No cash dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless cash dividends or distributions on the Series A Preferred Stock for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (collectively, a “Liquidation”), before any distribution or payment shall be made to any of the holders of Common Stock or any series of Preferred Shares, the holders of Series A Preferred Shares shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $10,031.04  per share of Series A Preferred Shares (the “Liquidation Amount”) plus all declared and unpaid dividends thereon, for each share of Series A Preferred Shares held by them.

If, upon any Liquidation, the assets of the Company shall be insufficient to pay the Liquidation Amount, together with declared and unpaid dividends thereon, in full to all holders of Series A Preferred Shares, then the entire net assets of the Corporation shall be distributed among the holders of the Series A Preferred Shares, ratably in proportion to the full amounts to which they would otherwise be respectively entitled and such distributions may be made in cash or in property taken at its fair value (as determined in good faith by the Company’s Board of Directors), or both, at the election of the Company’s Board of Directors.

The Series A Preferred Shares shall have registration rights pursuant to a certain Investor’s Registration Rights Agreement dated the February 28, 2006.

In lieu of payment on the Maturity Date as outlined herein the Holders of Series A Preferred Shares shall have sole right and in their discretion to elect conversion pursuant to the conversion rights, at any time and from time to time at their sole discretion, as follow (the "Conversion Rights"):

(a) Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Company’s transfer agent, pursuant to the Irrevocable Transfer Agent Instructions dated the date hereof, for the Series A Preferred Stock into such number of fully paid and non-assessable shares of Common Stock equal to the quotient of the Liquidation Amount divided by the Conversion Price. The Conversion Price shall be equal to, the lesser of at the option of the Buyers either: i) Ten Cents ($0.10) or ii) ninety five percent (95%) of the lowest volume weighted average price of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion, as quoted Bloomberg LP.

(b) At the Option of the Holders, if there are outstanding Series A Preferred Shares on February 28, 2008, each share of Series A Preferred Stock shall convert into shares of Common Stock at the Conversion Price then in effect on February 28, 2008.

(c) Each share of Series A Preferred Shares automatically shall convert into shares of Common Stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease (but not including a transfer by pledge or mortgage to a bona fide lender) of all or substantially all of the assets of the Company.

The Conversion Price of the Series A Preferred Shares as described above shall be adjusted from time to time pursuant to the terms and conditions of the Ariel Way Series A Convertible Preferred Stock.

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities.

Common Stock

As of March 31, 2006, the Company had 245,000,000 shares of common stock authorized at $0.001 par value per share, and 38,386,943 issued and outstanding.

There were no common stock transactions during the three-month period ending March 31, 2006.

NOTE 8-              LITIGATION AND OTHER LEGAL PROCEEDINGS

As of March 31, 2006, the Company was not party to any material legal proceedings.

NOTE 9-              INCOME TAXES

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the three-month period ended March 31, 2006. The Company’s net operating loss carryforwards totaled ($2,490,613) at March 31, 2006, expiring through March 31, 2026. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the quarterly period ended March 31, 2006.

At March 31, 2006, deferred tax assets approximated the following:

Deferred tax assets	$1,717,000
Valuation for deferred asset	(1,717,000)
Net deferred tax assets	$-

At March 31, 2006, the Company had accumulated deficits approximating ($4,293,785), available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 10-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of ($1,416,009) and ($653,602) for the three-month period ended March 31, 2006 and 2005.

- Net cash used by the Company's operating activities was $12,494 and ($932,002) for the six-month period ended March 31, 2006 and 2005.

- At March 31, 2006, stockholder's equity was ($2,037,384) and included an accumulated deficit of ($4,293,785).

- At March 31, 2006 there was working capital deficit of ($2,232,311).

- The closing of the dbsXmedia US offices, notification to customers of the termination of services by Loral Skynet, the elimination of the revenue and costs from that operation, and the elimination of all staff at the site.

The Company does not expect positive cash flow from operations for the fiscal year 2006, and will require additional funding to cover expected negative cash flows until end fiscal year 2006.

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

- The Company converted its promissory notes payable and convertible debentures at an aggregate total amount of $1,604,966 to preferred stock on February 28, 2006.

- Raise additional capital.

Although the results of these actions cannot be predicted with certainty, management believes that if the Company can continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2006, the Company has the ability ultimately to return to profitability.

NOTE 11-              SUBSEQUENT EVENTS

On April 21, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. ("dbsXmedia”) and Loral Skynet Network Services, Inc. ("Skynet") stating that dbsXmedia is currently in arrears with regard to payment for services rendered pursuant to the Agreement with Skynet in the amount of $540,112.50 (the "Current Outstanding Debt"). dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement. The letter shall serve as written notice of payment past due and notice of a material default of the Agreement. Skynet demands that dbsXmedia effect immediate payment of the full mount of the Current Outstanding Debt. If dbsXmedia fails to pay the Current Outstanding Debt within three (3) business days of the date hereof, i.e., 5:00 P.M., EDT, Wednesday, 26 April, 2006, Skynet shall have the right to terminate the Agreement upon delivery of written notice. In such event, Skynet shall avail itself of all remedies to which it is entitled, including, but not limited to, the assessment and collection of termination charges pursuant to Section 3 (Term and Termination) of the Agreement. Moreover, by delivery of the notice and any action taken in connection herewith, Skynet does not waive its rights and remedies under the Agreement and any other agreements to which dbsXmedia and Skynet are parties, including without limitation the right to collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth above.

On May 1, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Reference is hereby made to that certain Notice of Default Letter, dated 21 April 2006 (the "Notice of Default"), sent by Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e. failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006 (the "Termination Date"). Be further advised that Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth in the Notice of Default.”

On May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Debtor is in default under that certain Security Agreement, dated as of April 21,2005 (the "Agreement"), by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, ELC, granting a security interest in, among other things, the Collateral. The outstanding balance due from Debtor to Secured Party, as of the date hereof, is $2,620,842.50 (the "Balance").

Secured Party hereby agrees to accept the Collateral in partial satisfaction of the Balance. Specifically, Secured Party shall accept the Equipment in satisfaction of $40,000 of the Balance and shall further reduce the Balance by $1 for each dollar that Secured Party recovers from your account debtors in connection with the AR. In addition, pursuant to Section 12 of the Agreement, Secured Party hereby requests that you send written notice to all account debtors and other persons obligated on any of the Customer Contracts (as defined in the Security Agreement) instructing that all future payments are to be made directly to Secured Party (to an account or financial institution named by Secured Party). If you fail to send such notices within thirty (30) days of the data hereof, the Secured Party shall prepare and send such notice on Debtor's behalf. If you have any objection to Secured Party's foregoing proposal, you must send Secured Party a signed, written statement of your objection within twenty (20) days of the date hereof. If Secured Party has not received a signed, written objection from you within the prescribed time period, you will be deemed to have consented to this proposal and will have no further right to object, and Secured Party will retain the Collateral in partial, satisfaction of the Balance, as described in this letter.

Finally, by delivery of this letter and any action taken in connection therewith, Secured Party does not waive any of its rights or remedies under the Agreement and other agreements to which Debtor and Secured Party are parties, including, without limitation, the right to foreclose on additional collateral to satisfy a portion of the Balance.”

The Company has and is, on behalf of dbsXmedia, in negotiations with Loral Skynet for a potential settlement between Loral Skynet, dbsXmedia and Ariel Way. No settlement has yet been reached.

The Company has commenced and is continuing a review of the financial records and operations of dbsXmedia. This review has revealed a number of activities and irregularities which are not consistent with good corporate operations and proper internal controls within dbsXmedia. The prior management and operating staff of dbsXmedia (other than two employees in Plymouth, UK) are no longer in place. Upon conclusion of the review and investigation the Company will determine the action to be taken.

On May 15, 2006, Loral Skynet terminated the satellite capacity required for dbsXmedia’s US based customers. As a result, dbsXmedia could no longer provide its US services. All affected US customers were notified of this fact in May, 2006. As a result of the departure of the management team there was no longer any basis for the US operation of dbsXmedia and the offices of dbsXmedia were vacated and operations have been terminated. The one remaining employee was laid-off on June 16, 2006. Thus, the revenue for the US operation will cease in June 2006. Further, in consideration of the proposed Loral settlement, there will not be sufficient assets available to satisfy all debts of dbsXmedia US, and the Company may be a party to creditors claims.

The diminished capacity by Loral Skynet for the UK operation, may have an impact on the ability to provide services to the UK customers, and result in reduced revenue for that operation. Further reduction in revenue may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

NOTE 12-  SEGMENT INFORMATION

The Company’s business operating segments include multimedia services, technologies and corporate. The Company earned revenues from only one of the three business operating segments, namely the multimedia services segment, for the three months ended March 31, 2006. Results of operations and certain asset data relating to the Company’s business operating segments for the three-month period ended March 31, 2006 were as follows (unaudited):

The Three Month Period	Multimedia
Ended March 31, 2005	Services	Technologies	Corporate	Total
Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Total operating expenses	-	-	(312,879)	(312,879)
Interest, net	-	-	(40,000)	(40,000)
Net income (loss)	$-	$-	$(653,602)	$(653,602)

Total assets	$-	$-	$1,197,226	$1,197,226
Fixed assets, net of accumulated depreciation	$-	$-	$30,192	$30,192

The Three Month Period	Multimedia
Ended March 31, 2006	Services	Technologies	Corporate	Total
Revenues	$774,854	$-	$-	$744,854
Cost of revenue	(857,168)	-	-	(857,168)
Total operating expenses	(743,681)	-	(217,811)	(961,493)
Interest, net	1,656	-	(50,535)	(48,578)
Net income (loss)	$(1,366,509)	$-	$(49,500)	$(1,416,009)

Total assets	$908,016	$27,891	$43,501	$979,408
Fixed assets, net of accumulated depreciation	$158,510	$25,683	$10,733	$194,927

The Company had a single external customer in the United Kingdom that represented approximately 29% of the total revenue earned by the Company’s multimedia business operating segment during the period ended March 31, 2006. In addition, three other external customers to the Company’s multimedia business operating segment were also located in the United Kingdom, although each with earned revenue of less than 8%.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The following is a discussion and analysis of our results of operations for the six-month period ended March 31, 2006 and 2005, our financial condition at March 31, 2006 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

The Company initially derived our revenues from franchise operations, up through February 1, 2005. Our revenues came from the initial sale of franchises and ongoing royalties from the sales of our franchisees. In 2004 and 2003 our revenue from sale of franchises exceeded our royalty revenues. There will be no further revenues earned from the sale of franchise or royalties since we have changed our business focus on February 2, 2005.

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

The Company completed on February 19, 2005 the acquisition of 60% of dbsXmedia, Inc., a Delaware corporation, with the intent to acquire the proprietary business television services of Loral Skynet. On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television assets and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). After the acquisition, dbsXmedia provides communications infrastructure and integrated multimedia services to customers who are leading retail and finance-oriented services companies and leading technology and manufacturing companies throughout the United States and Europe. dbsXmedia operates from offices in the United States and United Kingdom, providing industry-leading solutions for BTV, digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks.

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

As of March 31, 2006, we have three business operating segments, which we operate and manage as strategic business units. Our three segments and their principal activities consist of the following:

Multimedia Services
Our integrated multimedia services segment is led by dbsXmedia, Inc., a Frederick, Maryland-based company with its subsidiary dbsXmedia, Ltd based in Plymouth, United Kingdom. dbsXmedia offers our customers a solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks.

Technologies	Our high-speed security appliance technology development efforts are conducted by our wholly-owned subsidiary Enfotec, Inc.
Corporate
Our Corporate business segment serves as the holding company for our two revenue generating divisions: technology and multimedia services. The Corporate business segment functions as the strategic center for the operations of the fully consolidated entity.

We earned revenues from only one of the three business operating segments, namely the Multimedia Services segment, for the three months ended March 31, 2006 as described below:

	Three Months Ended March 31,
Business Operating Segment	2005	2006

Multimedia Services	$-	$744,854
Technologies	-	-
Corporate	-	-
Total Revenues	$-	$744,854

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the six-month period ended March 31, 2006 as compared to what was previously disclosed in Management’s Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first annual period that begins after December 15, 2005. We currently expect that we will adopt SFAS No. 123R for the fiscal quarter ending December 31, 2006 since our fiscal year ends September 30, 2006. However, we recognize that SFAS No. 123R states that early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

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

Recent Events

On April 21, 2006, our subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. ("dbsXmedia”) and Loral Skynet Network Services, Inc. ("Skynet") stating that dbsXmedia is currently in arrears with regard to payment for services rendered pursuant to the Agreement with Skynet in the amount of $540,112.50 (the "Current Outstanding Debt"). dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement. The letter shall serve as written notice of payment past due and notice of a material default of the Agreement. Skynet demands that dbsXmedia effect immediate payment of the full mount of the Current Outstanding Debt. If dbsXmedia fails to pay the Current Outstanding Debt within three (3) business days of the date hereof, i.e., 5:00 P.M., EDT, Wednesday, 26 April, 2006, Skynet shall have the right to terminate the Agreement upon delivery of written notice. In such event, Skynet shall avail itself of all remedies to which it is entitled, including, but not limited to, the assessment and collection of termination charges pursuant to Section 3 (Term and Termination) of the Agreement. Moreover, by delivery of the notice and any action taken in connection herewith, Skynet does not waive its rights and remedies under the Agreement and any other agreements to which dbsXmedia and Skynet are parties, including without limitation the right to collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth above.

On May 1, 2006, our subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Reference is hereby made to that certain Notice of Default Letter, dated 21 April 2006 (the "Notice of Default"), sent by Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e. failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006 (the "Termination Date"). Be further advised that Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth in the Notice of Default.”

On May 8, 2006, our subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Debtor is in default under that certain Security Agreement, dated as of April 21,2005 (the "Agreement"), by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, ELC, granting a security interest in, among other things, the Collateral. The outstanding balance due from Debtor to Secured Party, as of the date hereof, is $2,620,842.50 (the "Balance").

Secured Party hereby agrees to accept the Collateral in partial satisfaction of the Balance. Specifically, Secured Party shall accept the Equipment in satisfaction of $40,000 of the Balance and shall further reduce the Balance by $1 for each dollar that Secured Party recovers from your account debtors in connection with the AR. In addition, pursuant to Section 12 of the Agreement, Secured Party hereby requests that you send written notice to all account debtors and other persons obligated on any of the Customer Contracts (as defined in the Security Agreement) instructing that all future payments are to be made directly to Secured Party (to an account or financial institution named by Secured Party). If you fail to send such notices within thirty (30) days of the data hereof, the Secured Party shall prepare and send such notice on Debtor's behalf. If you have any objection to Secured Party's foregoing proposal, you must send Secured Party a signed, written statement of your objection within twenty (20) days of the date hereof. If Secured Party has not received a signed, written objection from you within the prescribed time period, you will be deemed to have consented to this proposal and will have no further right to object, and Secured Party will retain the Collateral in partial, satisfaction of the Balance, as described in this letter.

Finally, by delivery of this letter and any action taken in connection therewith, Secured Party does not waive any of its rights or remedies under the Agreement and other agreements to which Debtor and Secured Party are parties, including, without limitation, the right to foreclose on additional collateral to satisfy a portion of the Balance.”

The Company is, on behalf of dbsXmedia, in negotiations with Loral Skynet for a potential settlement between Loral Skynet, dbsXmedia and Ariel Way. No settlement has yet been reached.

On April 27, 2006, we reported in a Current Report on Form 8-K pursuant to Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers that as of April 24, 2006, the Company had determined that it will not be able to continue its relationship with Ms. Voula Kanellias as its Chief Financial Officer.

On April 27, 2006, we reported in a Current Report on Form 8-K pursuant to Item 8.01 Other Events that the Company’s subsidiary, dbsXmedia, Inc had entered into a three year contract, which commenced on July 1, 2005, with Avnet, Inc.

On April 28, 2006, we reported in a Current Report on Form 8-K pursuant to Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers that on April 24, 2006, Mr. Victor Halpert resigned from our Board of Directors as a result of a disagreement in the long term strategy of the Company.

The Company has commenced and is continuing a review of the financial records and operations of dbsXmedia. This review has revealed a number of activities and irregularities which are not consistent with good corporate operations and proper internal controls within dbsXmedia. The prior management and operating staff of dbsXmedia (other than two employees in Plymouth, UK) are no longer in place. Upon conclusion of the review and investigation the Company will determine the action to be taken.

On May 15, 2006, Loral Skynet terminated the satellite capacity required for dbsXmedia’s US based customers. As a result, dbsXmedia could no longer be provided the services. All US customers were notified of this fact early May, 2006. As a result of the departure of the management team there was no longer any basis for the US operation of dbsXmedia and the offices of dbsXmedia as of June 18 will gradually be shut-down. The one remaining employee was laid-off on June 16, 2006.

On May 30, 2006, the Company received an OTCBB Delinquency Notification from NASD as a result of the Company’s failure to file timely its quarterly report for the three-month period ended March 31, 2006. The Company was provided a grace period expiring on June 23, 2006, or the securities of the Company will not be eligible for quotation on the OTC Bulleting Board and therefore will be removed effective 06/27/06. The filing of this quarterly report for the three-month period ending March 31, 2006 on or before June 22, 2006 will satisfy the NASD requirements and the Company will be in compliance again.

Financial Condition and Changes in Financial Condition

Revenue and Expenses

Overall Operating Results:

The Company generated consolidated revenues of $1,350,929 through our Business TV operation in the six-month period ended March 31, 2006 compared with revenues of - $0 - in the corresponding period of the prior fiscal year.

Old Ariel Way was formed on February 10, 2004 with limited revenues and thus our revenues from operations were $41,000 in fiscal year 2004 ending September 30, 2004. As stated above, as a result of the share exchange transaction consummated on February 2, 2005, the financial statements for the six-month period ended March 31, 2005 are based on Old Ariel Way’s operation which became Ariel Way’s and the business we formerly conducted under the name Netfran Development Corp. ceased. Our fiscal year also changed as a result of the share exchange transaction from December 31 to September 30.

The business of our company during the six-month period ended March 31, 2005 was still a development stage activity focused on research and development with no revenue generated. Upon the acquisition of the Business TV assets from Loral Skynet, we have brought our company to a revenue producing operation with a number of major multi-national corporations as customers.

For the six-month period ended March 31, 2006 total cost of revenue was $1,439,883 compared to $-0- for the six-month period ended March 31, 2005 while the total operating expenses were $1,470,780 compared to $713,304 for the six-month period ended March 31, 2005. The cost of revenue includes the satellite service expenses charged by Loral Skynet.

On May 15, 2006, Loral Skynet terminated the satellite capacity required for dbsXmedia’s US based customers. As a result, dbsXmedia could no longer be provided the services. All US customers were notified of this fact early May, 2006. As a result of the departure of the management team there was no longer any basis for the US operation of dbsXmedia and the offices of dbsXmedia as of June 18 will gradually be shut-down. The one remaining employee was laid-off on June 16, 2006.

The major individual largest expense we had was the billing from Loral Skynet for satellite services at $150,000 per month, or $450,000 per quarter to our Business TV operation. Expenses for satellite services consist of broadcast service fees related to the use of Loral Skynet’s up-linking satellite earth station in Virginia and capacity charges relate to the use of transponder capacity on Loral Skynet’s satellite system.

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

As of March 31, 2006 we had $96,709 in cash and cash equivalents compared to $6,728 as of March 31, 2005 since there was only limited operation during fiscal year 2004. As of March 31, 2006, our accounts payable and accrued expenses were $2,117,331.

Operating and Net Losses

The Company generated a net loss of ($1,801,170) for the six-month period ended March 31, 2006 and a net loss of $1,104,895 for the six-month period ended March 31, 2005.

As of March 31, 2006 we had accumulated ($4,293,785) in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

Liquidity and Capital Resources

Net cash provided by operating activities was $12,494 for the six-month period ended March 31, 2006 compared with ($932,002) net cash used by operating activities for the six-month period ended March 31, 2005.

As of March 31, 2006 , there was a Stockholders’ Deficit of ($2,037,384) compared with March 31, 2005, Stockholders’ Equity of $45,130. At March 31, 2006, the company had a negative working capital balance of (current assets minus current liabilities) of approximately ($2,232,311) compared with at March 31, 2005 with a negative working capital balance of approximately ($597,927).

The largest major payment is for satellite services from Loral Skynet at $150,000 per month. This expense is expected to remain fixed over a total of 24 months based on an agreement with Loral Skynet dated April 21, 2005 that will expire on April 20, 2007. We have since December, 2005, been engaged in negotiations with Loral Skynet for a settlement by deferring payments of liabilities by our subsidiary dbsXmedia for satellite services in an aggregate of $1,274,000 as at March 31, 2006. This amount is included in the financial statements as presented by us under “Accounts payable and accrued expenses”. Subsequently, we have and are, on behalf of dbsXmedia, in negotiations with Loral Skynet for a potential settlement between Loral Skynet, dbsXmedia and Ariel Way. No settlement has yet been reached.

On September 30, 2004, Old Ariel Way, which we acquired on February 2, 2005, entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provided, generally, that Cornell would purchase up to $50 million of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any shares of common stock sold under the 2005 Standby Equity Distribution Agreement would be priced at a 4% discount of the lowest volume weighted average price of the common stock as reported by Bloomberg LP during the five consecutive trading days after we give notice to Cornell that we wish to sell stock to them. In connection with the 2004 Standby Equity Distribution Agreement, on September 30, 2004, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,128,600, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006, as part of an Investment Agreement with Cornell Capital.

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

On February 2, 2005 Old Ariel Way borrowed $400,000 from Cornell Capital. The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005. On February 10, 2005, Cornell Partners agreed to extend the due date for a $400,000 promissory note dated February 2, 2005 from its original due date of May 31, 2005 to a new due date of February 28, 2006. Cornell Capital is not a controlling stockholder of Old Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer of Old Ariel Way before the Effective Time and our Chief Executive Officer after the Effective Time, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash.

On July 28, 2005, we borrowed $600,000 from Montgomery . We received $240,000 of this amount on July 28, 2005 and we received the remaining $360,000 on August 10, 2005. The loan bears interest at the rate of 12% per annum and was initially due and payable on January 28, 2006. On February 10, 2005, Montgomery Equity agreed to extend the due date for a $600,000 promissory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006. On July 28, 2005 we issued to Montgomery Equity a warrant to purchase 1,000,000 shares of our common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party.

Note 4, Debenture Payable, discloses that the Company on February 28, 2006 entered into an Investment Agreement that converted certain Prior Securities, including the above promissory notes, at a total amount of $1,604,966 into 160 shares of Series A Preferred Shares.

If our revenue from operations and various financing raised are not sufficient to implement our business plan, we will be required to raise money from other sources. Other sources of funds may not be available or may be available only on terms that are unfavorable to us. If we are unable to raise sufficient funds, the implementation of our Plan of Operation will be delayed and we might need to cease operations.

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

We will need to raise additional capital to continue our operations and consummate any future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we anticipate that we need to raise capital to fund additional acquisitions and/or to fund operations. On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital Partners, LP, a Delaware limited partnership and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company (individually referred to as “Cornell” and “Montgomery” and collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of March 31, 2006, we had $96,709 cash on hand and our total current assets were $784,481 as of March 31, 2006. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we may be forced to curtail or cease our business operations. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business, may result in a lower stock price and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a new executive team and may not be successful in integrating the management teams of Enfotec and dbsXmedia which could adversely affect the leadership of Ariel Way, divert management time and adversely affect the business and results of operations

During the quarter, as of April 24, 2006, the Company had determined that it would not be able to continue its relationship with Ms. Voula Kanellias as its Chief Financial Officer. In addition the Chief Executive Officer and the President of dbsXmedia resigned. The Company has undertaken steps to replace these personnel but not yet been successful. Two strategic business advisors have been hired to assist with required operational activities. The Company may not be successful in recruiting the appropriate level of expertise to facilitate the growth and business model required for operations. Failure to successfully integrate the management teams of the companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel.

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

Based upon their evaluation as of the end of the three-month period ended March 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for the fiscal year 2005, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting, primarily related to the dbsXmedia operation in both the US and the UK.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews, primarily related to the dbsXmedia operation in both the US and the UK. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management intends to allocate additional resources in addition to reassigning tasks and duties within the Company such that the identified deficiencies will be mitigated with priority.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2006, we were not subject to any material action, suit, proceeding, claim, arbitration or investigation before any court or governmental agency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the quarterly period ending March 31, 2006 that were not registered under the Securities Act of 1933.

There were no sales of our securities during the quarterly period ending March 31, 2006.

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarterly period ended March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarterly period ended March 31, 2006.

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

2

B. Report on Form 8-K:

During the quarterly period ended March 31, 2006, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On March 3, 2006, we filed a Current Report on Form 8-K pursuant to Item 1.01. Entry into a Material Definitive Agreement, reporting that the Company on February 28, 2006, pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital Partners, LP, a Delaware limited partnership and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company (individually referred to as “Cornell Capital” and “Montgomery” and collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities. All Prior Securities with Cornell Capital and Montgomery as defined in the Agreement have been cancelled on February 28, 2006 as a result of the sale of the Series A Preferred Shares to the Buyers.

Subsequent to the quarterly period ended March 31, 2006, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On April 27, 2006, we filed a Current Report on Form 8-K pursuant to Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers that as of April 24, 2006, the Company had determined that it will not be able to continue its relationship with Ms. Voula Kanellias as its Chief Financial Officer. The Company also disclosed pursuant to Item 8.01 Other Events that the Company’s subsidiary, dbsXmedia, Inc had entered into a three year contract, which commenced on July 1, 2005, with Avnet, Inc. The Company also disclosed pursuant to Item 8.01 Other Events that the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. ("dbsXmedia”) and Loral Skynet Network Services, Inc. ("Skynet") stating that: dbsXmedia is currently in arrears with regard to payment for services rendered pursuant to the Agreement with Skynet in the amount of $540,112.50. dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement.

On April 28, 2006, we filed a Current Report on Form 8-K pursuant to Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers that on April 24, 2006, Mr. Victor Halpert resigned from our Board of Directors as a result of a disagreement in the long term strategy of the Company.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: June 22, 2006	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

3