Form 10QSB
period 2006-06-30
ARIEL WAY INC
filed 2006-08-21
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 18, 2006, the Company had outstanding 38,386,943 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
(UNAUDITED)

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS

June 30, 2006
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$50,716
Account receivable, net of allowance for doubtful accounts	213,856
Prepaid expenses and other current assets	117,321
Total current assets	381,893

PROPERTY AND EQUIPMENT - NET	134,385

Total other assets	—
TOTAL ASSETS	$516,278

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,940,226
Deferred revenue	371,808
Total current liabilities	3,312,034

Total liabilities	$3,312,034

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
(Different series may be established)	—
Series A Convertible Preferred Stock, $1.00 par value; 165 shares authorized; 160 shares issued and outstanding	160
Common stock, $0.001 par value; 245,000,000 shares authorized;
38,386,943 shares issued and outstanding	38,386
Additional paid-in capital	2,217,955
Deficit	(5,052,257)
Total stockholders' equity	(2,795,756)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$516,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

REVENUES	$1,993,711	$434,649	$642,782	$434,649

COST OF REVENUES	1,924,781	450,000	484,898	450,000
GROSS PROFIT	68,930	(15,351)	157,884	(15,351)

OPERATING EXPENSES
Professional fees	729,699	603,344	344,786	74,743
Salaries	440,560	57,512	93,368	57,512
Software maintenance	—	37,503	—	29,248
Bank service charges and other	6,723	1,763	4,881	763
Travel and entertainment	82,238	67,157	18,148	22,792
Marketing	17,415	64,080	—	36,550
Insurance	32,957	25,979	8,243	14,951
Payroll taxes and expenses	50,524	86,064	8,134	17,412
Telephone	22,766	20,320	7,760	6,969
Office equipment	1,827	10,718	159	2,215
Depreciation and Amortization	81,614	60,601	12,245	(682)
Foreign currency loss	12,239	—	12,172	—
Office supplies	3,651	5,755	256	305
Rent	391,762	34,320	311,274	23,570
Miscellaneous	26,895	22,334	1,505	17,290
Automobile	130	1,041	—	—
Dues and subscriptions	192	4,506	48	3,685
Postage and delivery	4,227	2,453	724	1,804
Printing	9,295	7,570	5,211	7,092
Bad debt expense	185,235	—	106,790	—
Loss on conditional guarantee	303,328	—	—	—
Other	14,982	—	11,775	—
Total Operating Expenses	2,418,259	1,113,020	947,479	316,219

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(2,349,329)		(1,128,371)	(789,595)	(331,570)

OTHER INCOME (EXPENSE)
Interest income	2,324		10,421	482	10,421
Interest expense	(57,637)		(11,132)	(2,623)	(3,945)
Minority interest	—		69,204	88,264	69,204
Other expense	(55,000)		(1,308)	(55,000)	(401)
Organizational costs	—		(300,000)	—	—
Impairment of goodwill	(100,000)		—	—	—
Total Other (Expense)	(210,313)		(232,815)	31,123	75,279

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,559,642)		(1,361,186)	(758,472)	(256,291)
Provision for income taxes	—		—	—	—

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(2,559,642)		$(1,361,186)	$(758,472)	$(256,291)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.07)	$	(0.05)	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,382,595		29,917,196	38,386,943	38,286,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	NINE MONTHS ENDED
	June 30,	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,559,642)	$(1,361,186)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	—	199,736
Loss on foreign currency transactions	—	(5,591)
Depreciation and amortization	81,614	6,924
Minority interest	88,264	—
Goodwill impairment	100,000	—
Changes in assets and liabilities:
(Increase) in accounts receivable	101,299	(64,165)
Decrease (increase) in prepaid expenses	85,948	2,353
(Increase) in deposits	—	(100,000)
Increase in accounts payable and accrued expenses	1,654,812	812,136
Increase in deferred revenue	371,808	—
Total adjustments	2,483,745	851,393

Net cash (used in) operating activities	(75,897)	(509,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(11,349)	(24,050)

Net cash (used in) investing activities	(11,349)	(24,050)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	15,222	(175,674)
Proceeds from promissory note - related party	—	33,234
Liability for stock to be issued	—	105,000
Proceeds from long-term debt, net	100	159,361
Proceeds from issuance of preferred stock	—	2,000,000
Proceeds from convertible debenture	—	400,000
Net cash provided by financing activities	15,322	2,521,921

INCREASE IN CASH AND CASH EQUIVALENTS	(71,924)	1,988,078

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	122,640	29,546

CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,716	$2,017,624

Cash paid during the period for:
Interest paid	$—	$3,945
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Net effect of stock acquisition of Enfotec, Inc.:
Equipment, net	—	8.676
Goodwill	—	812,865
Accounts payable	—	(138,388)
Common stock issued for the acquisition of Enfotec, Inc.	$—	$683,153
Net effect of stock acquisition of dbsXmedia, Inc.:
Equipment, net	—	96,000
Contracts	—	210,000
Goodwill	—	100,000
Accounts payable	—	(301,000
Common stock issued for the acquisition of dbsXmedia, Inc.	$—	$105,000

Common stock issued for services	—	199,736
Common stock issued for software license agreement and prepayment for software technology support services	—	250,000
Common stock issued for equity line of credit commitment	—	1,128,600
Conversion of Notes payable and Convertible debentures to Preferred stock	$1,500,000	$—
Conversion of accrued interest to Preferred stock	$104,967	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
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

On February 19, 2005 the Company completed the acquisition of 60% majority ownership in dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”) with offices in Maryland and United Kingdom. dbsXmedia provides satellite-based services for Business Television (BTV), digital signage, training and multimedia. The Company purchased from dbsXmedia 1,500 shares of its common stock, par value $0.001 per share. After this transaction dbsXmedia had 2,500 shares of common stock outstanding out of which the Company owns 60% and Zygot, LLC, which is owned by the management of dbsXmedia, became the minority 40%

shareholder. dbsXmedia continues to operate under its existing name. dbsXmedia ceased operations for its US customers in June 2006, as discussed further in the notes to the financial statements. The Company is in the process of settling the debts and assets of this entity.

On April 21, 2005, dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased certain assets for Loral Skynet’s Business Television product line and assumed the management and further development of the assets for Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for $400,000 in cash, 300,000 shares of the Company’s common stock, and dbsXmedia’s assumption of ongoing contracts for infrastructure support from Loral Skynet.

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

As of June 30, 2006, the Company has one business operating segment, Multimedia Services. The corporate offices provide management support to this segment. The technologies segment was inactive with no operations in 2006.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months and the three months ended June 30, 2006 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2006.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain amounts in the June 30, 2005 financial statements were reclassified to conform to the June 30, 2006 presentation. The reclassification in the June 30, 2005 financial statements resulted in no changes to the accumulated deficits.

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

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are performed.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “ Goodwill and Other Intangible Assets ”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recorded in financial statements. For each transaction, compensation cost is to be measured based on the fair value of the equity or liability instrument issued. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement SFAS No. 123R as of the beginning of the first annual period that begins after December 15, 2005. We currently expect that we will adopt SFAS No. 123R no later than for the fiscal quarter ending December 31, 2006 since our fiscal year ends September 30, 2006. However, we recognize that SFAS No. 123R states that early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged and we will attempt to adopt prior to the fiscal quarter ending December 31, 2006.

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

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $0 and $36,550 for the quarterly period ended June 30, 2006 and 2005, respectively.

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

Accounts receivable are generally due within 30 days. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. As of June 30, 2006, the consolidated balance sheet indicates a total accounts receivable net of allowance for doubtful accounts of $131,280 for the US operation of dbsXmedia and $82,575 for the UK operation of dbsXmedia at a total of $213,856. The Company has made an allowance of $185,235 for the doubtful accounts as of June 30, 2006. The Company will exert all efforts necessary to collect the receivables to the fullest extent possible.

Deferred Revenue

The Company’s balance sheet as of June 30, 2006 includes deferred revenue at $371,808. This relates to a pre-payment from a UK customer for services to be performed by the Company during year 2006. The amount was recorded as deferred revenue and will be recognized monthly as earned.

Accounts Payable

The most significant vendor payable was Loral Skynet for satellite services at $150,000 per month, or $450,000 per quarter. Note 11, Subsequent Events, discloses in detail that on April 21, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. and Loral Skynet Network Services, Inc. stating that dbsXmedia was currently in arrears with regard to payment for services rendered pursuant to the Agreement with Loral Skynet in the amount of $540,112. Furthermore, on May 1, 2006, dbsXmedia received a second letter from Loral Skynet stating: that r eference was made to that certain Notice of Default Letter, dated 21 April 2006, sent by Loral Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e.   failure to pay amounts due for services rendered pursuant to the Agreement). Further, dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, the letter served as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006. This termination was actually effected by Loral Skynet on May 15, 2006.

As of June 30, 2006, the Company has recorded in accounts payable debt to Loral Skynet approximately $1,155,000. Ariel Way has a conditional guarantee referenced above of $1,500,000 as of April 21, 2006, when it was reduced from $3,000,000. As a result of the default notice to dbsXmedia from Loral Skynet dated April 21, 2006, the Company has recorded a loss as a result of the conditional guarantee in the amount of approximately $303,000 for the nine months ended June 30, 2006.

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

Note 4, Debenture Payable, discloses that the Company on February 28, 2006 entered into an Investment Agreement that converted certain Prior Securities at a total amount of $ 1,604,966 into 160 shares of Series A Preferred Shares.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company provides the disclosure required by Statement of Financial Accounting Standard No. 123, “ Share Based Payment ” (“SFAS 123 (R)”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 (R ) and have adopted the enhanced disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No.148”).

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended:
	June 30,	June 30,
	2006	2005

Net loss	$(2,559,642)	$(1,361,186)

Weighted-average common shares
Outstanding (Basic)	38,382,595	29,917,196

Weighted-average common stock
Equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares
Outstanding (Diluted)	38,382,595	29,917,196

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2006 and 2005 because inclusion would have been antidilutive.

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

NOTE 3-   EQUIPMENT

Property and equipment at June 30, 2006 and 2005 is as follows:	June 30,	June 30,
	2006	2005
Equipment	$156,307	$109,922
Computers	12,819	7,363
Furniture	196	17,181
Less: accumulated depreciation	(34,937)	(11,598)
Net equipment	$134,385	$122,868

Depreciation expense for the quarterly period ended June 30, 2006 and 2005 was $5,897 and ($682), respectively.

NOTE 4-     DEBENTURE PAYABLE

On September 30, 2004, Old Ariel Way entered into a Securities Purchase Agreement and issued a convertible debenture to Cornell Capital in the original principal amount of $500,000. The convertible debenture was amended on July 21, 2005. The convertible debenture accrued interest at a rate of 5% per year and was due and payable on September 29, 2006 and was secured by the Company’s stock. At our option, we have the right to redeem a portion or all outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The convertible debenture was convertible at the holder’s option any time up to maturity at the fixed conversion price (the “Conversion Price”) in effect on any Conversion Date to be equal to Thirty Cents ($0.30), which may be adjusted pursuant to the other terms of the convertible debenture. Except after an event of default, as set forth in the convertible debenture, the holder was not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of our outstanding shares of common stock.

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company (individually referred to as “Cornell Capital” and “Montgomery Equity” and collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities. Cornell Capital has previously purchased from the Company the following securities: (i) a 12% promissory note dated February 2, 2005 in the original principal amount of $400,000 plus $52,000 of outstanding and accrued interest for a total amount due of $452,000 and (ii) 5% Secured Convertible Debenture originally dated September 30, 2004 and amended and restated on July 21, 2005 in the original principal amount of $500,000 plus $10,556 of outstanding and accrued interest for a total amount due of $510,556 (collectively referred to as the “Cornell Prior Securities”). Montgomery Equity has previously purchased from the Company a 12% promissory note dated July 28, 2005 in the original principal amount of $600,000 plus $42,410.96 amount of outstanding and accrued interest for a total amount due of $642,410.96. All Prior Securities with Cornell Capital and Montgomery as defined above and including the debenture payable above, at an aggregate total amount of $ 1,604,966 have been cancelled on February 28, 2006 as a result of the sale of the Series A Preferred Shares to the Buyers.

NOTE 5-     PROMISSORY NOTES

On February 2, 2005, the Company borrowed $400,000 from Cornell Capital Partners, L.P. whereas the Company received the $400,000, with a promise to pay to Cornell Capital Partners the principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was initially due and payable on May 31, 2005 and was secured by the Company’s stock. On February 10, 2005, Cornell Partners agreed to extend the due date for the $400,000 promissory note dated February 2, 2005 from its original due date of May 31, 2005 to a new due date of February 28, 2006.

On July 28, 2005, the Company borrowed $600,000 from Montgomery Equity whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was initially due and payable on January 28, 2006 and is secured by the Company’s stock. On February 10, 2005, Montgomery Equity agreed to extend the due date for a $600,000 promissory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006.

Note 4, Debenture Payable, discloses that the Company on February 28, 2006 entered into an Investment Agreement that converted certain Prior Securities, including the above promissory notes, at a total amount of $ 1,604,966 into 160 shares of Series A Preferred Shares.

NOTE 6-                 COMMITMENTS AND CONTINGENCIES

On April 21, 2005, as part of a transaction pursuant to an asset Purchase Agreement with Loral Skynet, we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty for satellite services in favor of Loral Skynet, having a total value of $3,000,000 that was reduced to $1,500,000 on April 21, 2006 and fully expire on April 21, 2007.

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

On May 1, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “ Reference is hereby made to that certain Notice of Default Letter, dated 21 April 2006 (the "Notice of Default"), sent by Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e.   failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006 (the "Termination Date"). Be further advised that Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth in the Notice of Default.”

On May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “ Debtor is in default under that certain Security Agreement, dated as of April 21,2005 (the "Agreement"), by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, ELC, granting a security interest in, among other things, the Collateral. The outstanding balance due from Debtor to Secured Party, as of the date hereof, is $2,620,842.50 (the "Balance").

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

In August 2006, the Company renegotiated agreements with its two principal UK customers to provide satellite capacity for a period of a minimum of three months, with a sixty day notice provision to terminate the service, and an automatic monthly extension. The agreement provides for monthly payments of $93,000 for satellite capacity and approximately $20,000 for operating expenses. The satellite provider has agreed to support the contract during this shorter term. The Company is as of August 18 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the charge from Loral Skynet for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

In July 2006, the Company was notified of an assessment by the UK Inland Revenue Department that Value Added Tax (“VAT”) in the amount of approximately $198,000 was due and payable. The Company intends to contest the assessment, with this assistance of local UK accountants, however the ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending June 30, 2006.

The lease on the UK facility in Plymouth will expire in October 2006, as provided by an early termination agreement with the landlord. The Company is in search of an alternative location. However, due to the limited revenue projections and the substantial debt of the Company for its operation in the UK, the ability to secure cost effective leased office space is limited.

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $1.00 par value per share, of which 160 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of June 30, 2006 and none as of June 30, 2005.

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

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities.

Common Stock

As of June 30, 2006, the Company had 245,000,000 shares of common stock authorized at $0.001 par value per share, and 38,386,943 issued and outstanding.

There were no common stock transactions during the three-month period ending June 30, 2006.

NOTE 8-              LITIGATION AND OTHER LEGAL PROCEEDINGS

During the quarter ended June 30, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending June 30, 2006. The lease is also personally guaranteed by the former President of dbsXmedia, Inc.

NOTE 9-              INCOME TAXES

Effective July 14, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Because of its history of losses, the Company has not had any material federal or state income tax obligations. Due to the anticipated use of net operating loss carryforwards to offset future year income, no provision for income taxes was recorded for the three-month period ended June 30, 2006. The Company’s net operating loss carryforwards totaled ($2,490,613) at June 30, 2006, expiring through June 30, 2026. When there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions of the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

There were no provisions for income taxes for the quarterly period ended June 30, 2006.

At June 30, 2006, deferred tax assets approximated the following:

Deferred tax assets	$2,021,000
Valuation for deferred asset	(2,021,000)
Net deferred tax assets	$—

At June 30, 2006, the Company had accumulated deficits approximating ($5,052,257), available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 10-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

-	The Company reported net losses of ($2,559,642) and ($1,361,186) for the nine-month period ended June 30, 2006 and 2005.

-	Net cash used by the Company's operating activities was ($75,897) and ($509,793) for the nine-month period ended June 30, 2006 and 2005.

-	At June 30, 2006, stockholder's equity was ($2,795,756) and included an accumulated deficit of ($5,052,257).

-	At June 30, 2006 there was working capital deficit of ($2,930,141).

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

The Company's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans in order to provide positive cash flow from operations and fiscal year 2006:

-	Expand and develop its Business TV business with existing customer base and additional contracts for new services.

-	Continue to develop and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

-	Continue overall cost and expense control and adoption of efficient service and equipment roll-out approaches resulting in improved gross profits and reduced operating expenses.

-	Expand operation and revenue base through an aggressive acquisition program of profitable companies with operation and services with synergy to its current operation.

-
Develop strategic partnerships with major companies in the area of secure wireless communications supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

-	Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

-	The Company converted its promissory notes payable and convertible debentures at an aggregate total amount of $ 1,604,966 to preferred stock on February 28, 2006.

-	Raise additional capital.

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

On May 1, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “ Reference is hereby made to that certain Notice of Default Letter, dated 21 April 2006 (the "Notice of Default"), sent by Skynet to dbsXmedia declaring a material default by dbsXmedia under Section 3.B. of the Agreement (i.e.   failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006 (the "Termination Date"). Be further advised that Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth in the Notice of Default.”

On May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “ Debtor is in default under that certain Security Agreement, dated as of April 21,2005 (the "Agreement"), by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, ELC, granting a security interest in, among other things, the Collateral. The outstanding balance due from Debtor to Secured Party, as of the date hereof, is $2,620,842.50 (the "Balance").

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

On July 26, 2006 the Company reported on Form 8-K Current Report that the Company on July 25, 2006, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet. The Settlement and Release provides that both the outstanding balance claimed by Loral Skynet of $2,470,842.50 and the parental guarantee to the benefit of Loral Skynet by the Company at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below). The Company and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by the Company, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to the Company and dbsXmedia. In addition, In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company has been engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance the Company will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release.

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

In August 2006, the Company renegotiated agreements with its principal UK customers, to provide satellite capacity for a period of a minimum of three months, with a sixty day notice provision to terminate the service, and an automatic monthly extension. The agreement provides for monthly payments of $93,000 for satellite capacity and approximately $20,000 for operating expenses. The satellite provider has agreed to support the contract during this shorter-term.

The Company is as of August 18 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the cost for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

In July 2005, the Company was notified of an assessment by the UK Inland Revenue Department that VAT in the amount of approximately $198,000 was due and payable. The Company intends to contest the assessment, with this assistance of local UK accountants, however the ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending June 30, 2006.

As a result of the ceasing of operations in the US, the reduced capacity in the UK, the pending settlement with Loral Skynet, and the limited financial resources of the parent company, the Company is unable to satisfy its debts currently with funds from operations. Further, the Company is technically insolvent and is unable to enter into contracts and service agreements, with vendors which may further impact its ability to conduct business.

The Company is in negotiations to obtain financing, which to date have not been successful. If the Company is unable to secure funding then the Company may pursue options regarding the termination of the operations.

NOTE 12-   CONCENTRATION RISK

As of June 30, 2006, the Company has one business operating segment, Multimedia Services. The corporate offices provide management support to this segment. The technologies segment was inactive with no operations in 2006.

The Company had a single external customer in the United Kingdom that represented approximately 29% of the total revenue earned by the Company’s multimedia business operating segment during the period ended June 30, 2006. In addition, three other external customers to the Company’s multimedia business operating segment were also located in the United Kingdom, although each with earned revenue of less than 8%.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The following is a discussion and analysis of our results of operations for the nine-month period ended June 30, 2006 and 2005, our financial condition at June 30, 2006 and factors that we believe could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

The Company completed on February 19, 2005 the acquisition of 60% of dbsXmedia, Inc., a Delaware corporation, with the intent to acquire certain assets for the proprietary business television services of Loral Skynet. On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television assets and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). After the acquisition of the assets, dbsXmedia provides communications infrastructure and integrated multimedia services to customers who are leading retail and finance-oriented services companies and leading technology and manufacturing companies throughout the United States and Europe. dbsXmedia operates from offices in the United States and United Kingdom, providing industry-leading solutions for BTV, digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks.

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

As of June 30, 2006, the Company has one business operating segment, Multimedia Services. The corporate offices provide management support to this segment. The technologies segment was inactive with no operations in 2006. The Multimedia services operation is provided by its subsidiary dbsXmedia, Ltd based in Plymouth, United Kingdom. dbsXmedia, Ltd. offers our customers a solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the nine-month period ended June 30, 2006 as compared to what was previously disclosed in Management’s Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

On May 1, 2006, our subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “ Reference is hereby made to that certain Notice of Default Letter, dated 21 April 2006 (the "Notice of Default"), sent by Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e.   failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006 (the "Termination Date"). Be further advised that Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Skynet in addition to the amount set forth in the Notice of Default.”

On May 8, 2006, our subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “ Debtor is in default under that certain Security Agreement, dated as of April 21,2005 (the "Agreement"), by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, ELC, granting a security interest in, among other things, the Collateral. The outstanding balance due from Debtor to Secured Party, as of the date hereof, is $2,620,842.50 (the "Balance").

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

On May 30, 2006, the Company received an OTCBB Delinquency Notification from NASD as a result of the Company’s failure to file timely its quarterly report for the three-month period ended March 31, 2006. The Company filed on June 22, 2006 its quarterly report for the three-month period ended March 31, 2006.

On June 27, 2006, the Company was notified by NASD that the Company was in full compliance again and the Delinquency Notification from NASD was cancelled.

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

On July 26, 2006 the Company reported on Form 8-K Current Report that the Company on July 25, 2006, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet. The Settlement and Release provides that both the outstanding balance claimed by Loral Skynet of $2,470,842.50 and the parental guarantee to the benefit of Loral Skynet by the Company at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below). The Company and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by the Company, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to the Company and dbsXmedia. In addition, In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company has been engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance the Company will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release.

In August 2006, the Company renegotiated agreements with its principal UK customers, to provide satellite capacity for a period of a minimum of three months, with a sixty day notice provision to terminate the service, and an automatic monthly extension. The agreement provides for monthly payments of $93,000 for satellite capacity and approximately $20,000 for operating expenses. The satellite provider has agreed to support the contract during this shorter-term.

The Company is as of August 18 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the cost for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

In July 2005, the Company was notified of an assessment by the UK Inland Revenue Department that VAT in the amount of approximately $192,000 was due and payable. The Company intends to contest the assessment, with this assistance of local UK accountants, however the ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending June 30, 2006.

The Company is continuing its review of the financial records and operations of dbsXmedia. This review has revealed a number of activities and irregularities which are not consistent with good corporate operations and proper internal controls within dbsXmedia. The prior management and operating staff of dbsXmedia (other than two employees in Plymouth, UK) are no longer in place. Upon conclusion of the review and investigation the Company will determine the action to be taken.

Financial Condition and Changes in Financial Condition

Revenue and Expenses

Overall Operating Results:

The Company generated consolidated revenues of $1,993,771 through our Business TV operation in the nine-month period ended June 30, 2006 compared with revenues of $434,649 in the corresponding period of the prior fiscal year. Revenue for the three month period ended June 30, 2006 was $642,782 compared to $434,649 for the comparable period in 2005. Revenue increased from the prior year as revenue in 2005 was generated from the date of acquisition of the assets for the Business TV operation, which was April 21, 2005, approximately 1.5 months during the three month period ended June 30, 2005. Revenue was impacted in June 2006, due to the termination of the satellite capacity for the US operations of dbsXmedia and its ceased operations for its US customers in June 2006.

For the nine-month period ended June 30, 2006 total cost of revenue was $1,924,781 compared to $450,000, for the nine-month period ended June 30, 2005 while the total operating expenses were $2,418,259 compared to $1,113,020 for the nine-month period ended June 30, 2005. The cost of revenue includes the satellite service expenses. Gross profit was negative during the 2005 nine month period ended June 30, 2005, as the contract pricing for satellite service was in excess of the gross revenue generated from operations. The gross margin improved in 2006, as other higher margin activities were added to the revenue model in 2006. These activities include installation and services of certain satellite transmission equipment.

For the three-month period ended June 30, 2006 total cost of revenue was $484,898 compared to $450,000, for the three-month period ended June 30, 2005 while the total operating expenses were $947,479 compared to $316,219 for the three-month period ended June 30, 2005. The cost of revenue decreased due to the termination of the prior contract with the satellite provider, and the reduction in revenue due to the ceasing of the U.S. operations.

Operating expenses increased significantly during the nine months ended June 30, 2006, due to the following factors. First, professional fees increased due to costs associated with replacing managers at the dbsXmedia subsidiary, as well as accounting, and legal services. Salaries increased from 2005 with the hiring of the management team for dbsXmedia subsidiary in 2005, although they were departed from subsidiary in March and April 2006. Rent increased due to the vacating of the Frederick, Maryland facility due to the ceasing of dbsXmedia’s US business operation. A reserve for rent due was taken in the third quarter ended June 30, 2006 for approximately $264,000. Additional reserves for bad debts were taken in the nine month period ended June 30, 2006 due to collection issues with receivables. The additional loss on the contingency of $303,000 was recorded due to the guaranty of the debt to Loral Skynet by the parent Company.

Operating expenses increased during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 due to the above noted factors, and the following significant items. The most significant expense increases included the aforementioned rent reserve of $264,000, and the additional bad debt reserve for approximately $107,000 which were incurred in the three months ended June 30, 2006, and were not included in the period ended June 30, 2005. The expenses also increased as the operations of the Business TV services began in April 2005, and the expenses were increased gradually over the three month period ended June 30, 2005. Other expenses included the disposal of fixed assets in the amount of $55,000 associated with the closing of the dbsXmedia facility in Frederick, Maryland, which was completed in June 2006.

On May 15, 2006, Loral Skynet terminated the satellite capacity required for dbsXmedia’s US based customers. As a result, dbsXmedia could no longer be provided the services. All US customers were notified of this fact early May, 2006. As a result of the departure of the management team there was no longer any basis for the US operation of dbsXmedia and the offices of dbsXmedia as of June 2006 were closed and vacated. The one remaining employee was laid-off on June 16, 2006.

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

As of June 30, 2006 we had $50,716 in cash and cash equivalents compared to $122,640 as of September 30, 2005. As of June 30, 2006, our accounts payable and accrued expenses were $3,312,034.

Operating and Net Losses

The Company generated a net loss of $2,559,642 for the nine-month period ended June 30, 2006 and a net loss of $1,361,186 for the nine-month period ended June 30, 2005.  The losses for the period were generated from the high cost of revenues, and the increased operating expenses incurred during the period. The reduced margin was caused by a lack of revenue sufficient to support the high fixed cost of satellite service. The fixed operating expense of the Company and dbsXmedia, including rent, facilities cost, travel, salaries and other expense also contributed to the substantial loss in the period.

As of June 30, 2006 we had accumulated $5,052,257 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

Application of Critical Accounting Policies

We prepare our consolidated financial statement in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our significant accounting policies are discussed in Note 2 to the consolidated financial statements.

We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill and other intangible assets and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience, where available, and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

Management believes the following reflect its more significant accounting policies and estimates used in the preparation of its consolidated financial statements. Our senior management has discussed the development of each of the following accounting policies and estimates and the following disclosures with the audit committee of our board of directors.

Licenses and Goodwill

We reported an impairment during the year ended September 30, 2005 by an aggregate of $509,468. The impairment was represented by a reduction of $309,468 of the goodwill which had been recorded as a result of our acquisition of Enfotec, Inc. on September 30, 2004 and a reduction of $200,000 recorded on September 27, 2004 as a result of our acquisition of certain software technologies and licenses as part of an agreement with Market Central, Inc. on September 27, 2004. We made no impairment for the quarterly period ended December 31, 2005.

See Note 2 — Goodwill and Other Intangible Assets

Licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform the annual impairment review on licenses and goodwill during the last fiscal quarter. There can be no assurance that upon review at a later date material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the goodwill unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. The more complete methodology to calculate the implied fair value of goodwill, is that an enterprise allocates the fair value of a reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for that difference.

The fair value of an intangible asset, such as a software technology license, and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involves assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

We tested goodwill for impairment of our acquisition of Enfotec, Inc. and the software technology license from Market Central, Inc. pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets." The normal approach would be to apply a discounted cash flow approach to value the operation of Enfotec, Inc. and sales of the Market Central, Inc. software technologies, using value drivers and risks specific to its technologies. The cash flow estimates should incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process should be the selection of a discount rate, estimated future cash flow levels, projected capital expenditures and selection of terminal value multiples.

As a result of only limited developments of the Enfotec technologies and that no revenues had been generated during the fiscal year 2005, we recorded an impairment of the goodwill at a total of $309,469 for the fiscal year 2005. Likewise, during the fiscal year 2005, we had not developed the software technologies available to us under the agreement with Market Central, Inc. and no revenue had been generated and we recorded an impairment of $200,000 for the fiscal year 2005.

Our test for impairment of the Enfotec technologies and the Market Central software technologies involves uncertainties in applying the valuation techniques and the variability, however, we believe we have applied conservative impairment approaches. We have no previous underlying assumptions that we have applied in the past.

The outcome of our impairment of the Enfotec goodwill and Market Central software technology license has a material effect on our total assets and resulted in a decrease in the net stockholders’ deficit during the year ended September 30, 2005 to $422,727.

Property, Plant and Equipment

Annually, we review our property, plant and equipment lives to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.

We did not change the useful lives of any property, plant and equipment in the year ended September 30, 2005.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

Liquidity and Capital Resources

Net cash used in operating activities was $75,897 for the nine-month period ended June 30, 2006 compared with $509,793 net cash used in operating activities for the nine-month period ended June 30, 2005.

As of June 30, 2006, there was a Stockholders’ Deficit of ($2,795,756) compared with June 30, 2005, Stockholders’ Equity of ($1,719,635). At June 30, 2006, the company had a negative working capital balance of (current assets minus current liabilities) of approximately ($2,930,141) compared with at June 30, 2005 with a positive working capital balance of approximately $592,806.

The most significant vendor payable was for satellite services from Loral Skynet at $150,000 per month.

If our revenue from operations or funding sources are not sufficient to implement our business plan, we will be required to raise money from other sources. Other sources of funds may not be available or may be available only on terms that are unfavorable to us. If we are unable to raise sufficient funds, the implementation of our Plan of Operation will be delayed and we will need to cease operations.

We are under severe liquidity constraints and there are serious questions as to our ability to continue as a going concern.  We are unable to meet current debt service and are in default of significant liabilities and payables.

Off-Balance Sheet Arrangements

On April 21, 2005, as part of a transaction pursuant to an asset Purchase Agreement with Loral Skynet, we delivered a commitment to the benefit of dbsXmedia in the form of a conditional guaranty with a term of two years for satellite services in favor of Loral Skynet, having a total value of $3,000,000 that will reduce to $1,500,000 on April 21, 2006 and fully expire on April 21, 2007. Should our subsidiary dbsXmedia fail to make monthly payments at $150,000 for certain satellite services during the period of two years, we may be declared to be in default by Loral Skynet, and Loral Skynet would have a right to call upon the conditional guaranty.

On July 26, 2006 the Company reported on Form 8-K Current Report that the Company on July 25, 2006, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet. The Settlement and Release provides that both the outstanding balance claimed by Loral Skynet of $2,470,842.50 and the parental guarantee to the benefit of Loral Skynet by the Company at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below). The Company and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by the Company, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to the Company and dbsXmedia. In addition, In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company has been engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance the Company will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release.

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

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue operations unless we obtain additional funding

We have historically lost money. In the year ended September 30, 2005 we had a net loss of ($2,389,342). For the year ended September 30, 2004, we sustained a net loss of ($103,273). We had for the nine-month period ended on June 30, 2006 a net loss of ($2,559,642). At June 30, 2006 we had a working capital deficit of ($2,930,141). Future losses are likely to occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. At September 30, 2005, we had an accumulated deficit of ($2,492,615). At June 30, 2006 we had an accumulated deficit of ($5,052,257). In order to become profitable, we will need to generate revenues to offset our cost of providing our services and to cover general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

Our operating results are not possible to predict because we have limited operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

We will need to raise additional capital to continue our operations and consummate any future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied almost entirely on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we anticipate that we will need to raise additional capital to fund additional acquisitions and/or to fund operations. We anticipate that these additional funds will be in the range of $5 million to $50 million, depending on the pace and size of our acquisitions. We estimate that we will require at least $2,000,000 to fund our anticipated operating expenses for the next twelve months. On February 28, 2006, pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital Partners, LP, a Delaware limited partnership and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company (individually referred to as “Cornell Capital” and “Montgomery Equity” and collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain securities issued to Buyers to include the following securities previously purchased by Cornell Capital: (i) a 12% promissory note dated February 2, 2005 in the original principal amount $400,000 plus $52,000 of outstanding and accrued interest for a total amount due $452,000 and (ii) a 5% Secured Convertible Debenture originally dated September 30, 2004 and amended and restated on July 21, 2005 in the original principal amount of $500,000 plus $10,556 of outstanding and accrued interest for a total amount due of $510,556 and the following security previously purchased by Montgomery Equity: a 12% promissory note dated July 28, 2005 in the original principal amount of $600,000 plus $42,410 amount of outstanding and accrued interest for a total amount due of $642,410. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we will not be able to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

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

We have a working capital deficit; we intend to attempt to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of June 30, 2006, we had $50,716 cash on hand and our total current assets were $381,893 with a working capital deficit of ($2,930,141). We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we may be forced to curtail or cease our business operations. We estimate that we will require at least $2,000,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business, may result in a lower stock price and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our subsidiary dbsXmedia received a Notice of Default from Loral Skynet that could cause the entire business of dbsXmedia to fail

On April 21, 2006, our subsidiary dbsXmedia received a letter with a Notice of Default pursuant to Teleport Service Agreement (“the Agreement”) dated April 21, 2005 between dbsXmedia and Loral Skynet stating that dbsXmedia was in arrears with regard to payment for services rendered pursuant to the Agreement with Loral Skynet in the amount of $540,112 (the "Current Outstanding Debt"). dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement. The letter served as written notice of payment past due and notice of a material default of the Agreement. Loral Skynet demanded that dbsXmedia effected immediate payment of the full mount of the Current Outstanding Debt. If dbsXmedia failed to pay the Current Outstanding Debt within three (3) business days of the date thereof, i.e., April 26, 2006, Loral Skynet had the right to terminate the Agreement upon delivery of written notice. dbsXmedia was not able to make the payments demanded by April 26, 2006. On May 1, 2006, our subsidiary dbsXmedia received a letter from Loral Skynet stating that dbsXmedia was in material default under Section 3.B. of the Agreement (i.e. failure to pay amounts due for services rendered pursuant to the Agreement). Loral Skynet stated that dbsXmedia had not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, the letter served as a written notice of termination of the Agreement and such termination was effective at May 15, 2006 (the "Termination Date"). Loral Skynet also stated that it intended to exercise any and all rights and remedies in respect of such default and termination available to Loral Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are reserved by Loral Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Loral Skynet in addition to the amount set forth in the Notice of Default. On May 8, 2006, our subsidiary dbsXmedia received a letter from Loral Skynet stating that dbsXmedia (“Debtor”) is in default under that certain Security Agreement, dated as of April 21, 2005, by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, LLC, granting a security interest in, among other things, pledged collateral. The outstanding balance due from Debtor to Secured Party, as of the date thereof was $2,620,842. Finally, by delivery of the letter and any action taken in connection therewith, Secured Party does not waive any of its rights or remedies under the Security Agreement and other agreements to which Debtor and Secured Party are parties, including, without limitation, the right to foreclose on additional collateral to satisfy a portion of the Balance.

On July 25, 2006, the Company, on behalf of dbsXmedia, had reached a Settlement and Release with Loral Skynet. The Settlement and Release provides that both the outstanding balance due from dbsXmedia to Loral Skynet of $2,620,842.50 and the parental guarantee to the benefit of Loral Skynet by Ariel Way at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment in an aggregate of $200,000. The closing of the Settlement and Release is required to occur no later than August 15, 2006, unless otherwise agreed upon by the parties. Should a final settlement and general release not be reached with Loral Skynet, dbsXmedia will be forced to curtail or cease its business operations.

Our subsidiary dbsXmedia has received a Notice of Default from Loral Skynet that could cause Loral Skynet to demand payments from us under our parental guarantee on behalf of dbsXmedia that could cause our entire business to fail

On May 8, 2006, our subsidiary dbsXmedia was declared by Loral Skynet to be in default under that certain Security Agreement, dated as of April 21, 2005. The outstanding balance due from dbsXmedia as of May 8, 2006 was $2,620,842. On April 21, 2005, we agreed to issue a parental guarantee on behalf of dbsXmedia and its obligations to Loral Skynet. The parental guarantee to Loral Skynet as of May 8, 2006 was an aggregate of $1,500,000. Loral Skynet has as of July 20, 2006 not notified its intent to call on the guarantee, however, should Loral Skynet decide to do so, then we will not have adequate assets to provide for this guarantee, and we will be forced to curtail or cease our business operations.

On July 25, 2006, the Company, on behalf of dbsXmedia, had reached a Settlement and Release with Loral Skynet. The Settlement and Release provides that both the outstanding balance due from dbsXmedia to Loral Skynet of $2,620,842.50 and the parental guarantee to the benefit of Loral Skynet by Ariel Way at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment in an aggregate of $200,000. The closing of the Settlement and Release is required to occur no later than August 15, 2006, unless otherwise agreed upon by the parties. Should a final settlement and general release not be reached with Loral Skynet, dbsXmedia will be forced to curtail or cease its business operations.

Our subsidiary dbsXmedia has terminated its US operations and dbsXmedia could become party to significant creditors claims

On May 15, 2006, Loral Skynet terminated the satellite capacity required for dbsXmedia’s US based customers. As a result, dbsXmedia could no longer provide its US services. All affected US customers were notified of this fact in May, 2006. As a result of the departure for various reasons of the management team of dbsXmedia there was no longer any basis for the US operation of dbsXmedia and the US offices of dbsXmedia in Frederick, Maryland are being vacated and the US operations have been terminated. The one remaining employee was laid-off on June 16, 2006. Thus, the revenue for the US operation will cease in July, 2006. Further, in consideration of a Settlement and Release with Loral Skynet dated July 25, 2006, there will not be sufficient assets available to satisfy all debts of dbsXmedia US, and we may be a party to creditors’ claims against dbsXmedia. Should a satisfactory settlement not be reached with Loral Skynet or if we become party to significant creditors’ claims against dbsXmedia, we may be forced to curtail or cease our business operations.

The UK operation of our subsidiary dbsXmedia may have to be curtailed and dbsXmedia could become party to significant creditors’ claims in the UK.

The Company is as of August 18 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the charge from Loral Skynet for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the current shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well and dbsXmedia will be forced to curtail or cease its UK business operations.

We are a technology company with a new and unproven enterprise services and technology model and a short operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment

We have only a limited operating history with our new business model upon which to base an evaluation of our current business and future prospects. Our limited operating history with the new business model makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we may encounter as a developing company with a revised and new business model in the rapidly evolving market for technology and services supporting the business of highly secure global communications. These risks and difficulties include, but are not limited to, the following:

-	our revised and new and unproven business and technology model;

-	a limited number of service offerings and risks associated with developing new services and product offerings;

-	the difficulties we may face in managing rapid growth in personnel and operations;

-	a failure of our physical infrastructure or internal systems caused by a denial of service, third-party attack, employee error or malfeasance, or other causes;

-	a general failure of satellite services and the Internet that impairs our ability to deliver our service;

-	a loss or breach of confidentiality of customer data;

-	the negative impact on our brand, reputation or trustworthiness caused by any significant unavailability of our service;

-	the systematic failure of a core component of our service from which it would be difficult for us to recover;

-	the timing and success of new service introductions and new technologies by our competitors;

-	our ability to acquire and merge subsidiaries in a highly competitive market; and

-	drastic changes in the regulatory environment that could have an adverse impact in the Telecommunications industry.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could force us to curtail or cease our business operations.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to provide quality highly secure global communications solutions and technologies to our customers and to develop and ultimately provide services and sell various security appliances products. We have limited experience with our highly secure global communications solutions and technologies business and our success is largely dependent upon our ability to successfully integrate and manage any acquisitions we may consummate. If we are unable to sell our services and provide them efficiently, we will be forced to curtail or cease our business operations.

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

We have a new executive team and may not be successful in integrating the management teams of dbsXmedia and Enfotec which could adversely affect the leadership of Ariel Way, divert management time and adversely affect the business and results of operations

As a result of completion of our acquisition of Old Ariel Way on February 2, 2005, Mr. Arne Dunhem became our new Chairman, President and Chief Executive Officer. Mr. Dunhem served as the Chairman, President and Chief Executive Officer of Old Ariel Way since February 10, 2004. Failure to successfully integrate the management teams of the companies could divert management time and resources, which would adversely affect our operations. As of April 24, 2006, the Company had determined that it would not be able to continue its relationship with Ms. Voula Kanellias as its Chief Financial Officer. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel.

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

Consolidations in the industry in which we compete could adversely affect our businesses to include a reduction or elimination of our proportionate share of those markets

The multimedia and highly secure global communications solutions and technologies industry has experienced consolidation of participants, and this trend may continue. If highly secure global communications solutions and technologies providers consolidate with companies that utilize technologies that are similar to or compete with our secure technology, our proportionate share of the emerging market for multimedia and highly secure global communications solutions and technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could cause us to curtail or cease our business operations.

We believe that our ability to compete successfully in the multimedia and highly secure global communications solutions and technologies market depends on a number of factors, including market presence; the adequacy of its member and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the capabilities provided by our solutions and technologies; our pricing policies, our competitors and suppliers; the timing of introductions of new services by us and our competitors; our ability to support existing and emerging industry standards; and industry and general economic trends. If any of these factors negatively impact us, we may be forced to curtail or cease our business operations.

Management and directors of Ariel Way have a significant percentage of the fully diluted number of common shares and such concentration of ownership may have the effect of delaying or preventing a change of control of Ariel Way.

Our management and directors beneficially own a significant percentage of our outstanding common stock, in an aggregate 36.5%, on a fully diluted basis. As a result, these management and director equity holders will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from attempting to obtain control of us.

We may not be able to effectively protect our intellectual property rights which could harm our business by making it easier for our competitors to duplicate our services

We regard certain aspects of our products, processes, services and technology as proprietary. We intend to take steps to protect them with patents, copyrights, trademarks, restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could cause us to cease operations.

Enfotec has filed with the US Patent Office for protection of technologies related to highly secure telecommunication: Chain Packet Processing, CPP and Packet Signature Recognition, PSR, but patents may not be issued, and if issued, may not protect their intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm the business by making it easier for competitors to duplicate our services.

We own several Internet domain names, including www.arielway.com, www.dbsxmediainc.com and www.enfotec.net. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

Other parties may assert that our technology infringes on their intellectual property rights, which could divert management time and resources and possibly force us to redesign our technology

Services and technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations.

If we are unable to successfully develop the technology necessary for our services, solutions, products and processes, we will not be able to bring our services and products to market and may be forced to reduce or cease operations

Our ability to commercialize our services, solutions and products is dependent on the advancement of our existing technology. In order to obtain and maintain market share we will continually be required to make advances in technology and services. We cannot assure you that our research and development efforts will result in the development of such technology and services on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product and service development and cause us to reduce or cease operations. We cannot assure you that we will not encounter unanticipated technological obstacles, which either delay or prevent us from completing the development of our services, products and processes.

If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers

Our future success depends upon our ability to determine the needs of our customers and to design and implement services, technology products and highly secure global communications solutions and technologies that meet their needs in a cost efficient manner. If we are unable to successfully determine customer requirements or if our current or future services do not adequately satisfy customer demands, we will be forced to curtail or cease our business operations.

Our limited operating history with the new business model may impede acceptance of our technologies and services by medium-sized and large customers

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our technologies and services by various sized and type of businesses. Our efforts to sell to these customers may not be successful. In particular, because we are a relatively new company with a new business model and a limited operating history, these target customers may have concerns regarding our viability and may prefer to purchase critical services or hardware and/or software applications from one of our larger, more established competitors. Even if we are able to sell our services to these types of customers, they may insist on additional assurances from us that we will be able to provide adequate levels of service, which could harm our business and we may be forced to curtail or cease our business operations.

Our future financial performance will depend on the introduction and widespread acceptance of new features to, and enhanced editions of, our technologies and services

Our future financial performance will depend on our ability to develop and introduce new features to, and new editions of, our services and technologies. The success of new features and editions depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, the market for our technologies and solutions may be limited if prospective customers, particularly medium and large customers, require customized features or functions that are incompatible with our application delivery model.

If we are unable to develop new features or enhanced editions of our technologies and solutions that achieve widespread levels of market acceptance or if prospective customers require customized features or functions, we will be forced to curtail or cease our business operations.

We may be dependent on third parties to complete certain services and projects with the risk of failure of the project if the third party does not adequately perform

A potential difficulty in completing certain services and projects could have a material adverse effect on our reputation, business and results of operations. In certain instances, we may be dependent on the efforts of third parties to adequately complete our portion of a project and, even if our products and processes perform as required, a project may still fail due to other components of the project supplied by third parties. Any such project failure could force us to curtail or cease our business operations.

If we fail to develop our brand cost-effectively, our business may suffer

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing services and future solutions and technologies and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our markets develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services and technologies at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and we could be forced to curtail or cease our business operations.

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

Sales to customers outside the United States expose us to risks inherent in international sales

Our sales outside the United States represent a significant portion of our total revenue. We intend to expand our domestic and international sales efforts. As a result, we will be subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. These risks and challenges include:

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

We may not be able to keep up with rapid technological changes, which could render our services, solutions, technologies and processes obsolete

The multimedia and highly secure global communications solutions and technologies industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of services and products embodying new technologies and the emergence of new industry standards and practices that could render our existing services, technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our services and products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new services and products that we anticipate will be added to our marketplace. If we are unable to expand and upgrade our services, technology and systems, and successfully integrate new services, technologies or systems in the future, to accommodate such increases in a timely manner, we may be forced to curtail or cease our business operations.

We may not effectively manage the growth necessary to execute our business plan, which could adversely affect the quality of our operations and our costs

In order to achieve the critical mass of business activity that we believe is necessary to successfully execute our business plan, we must significantly increase our business operations through acquisitions in addition to increasing the number of strategic partners and customers that use our services, solutions and technologies. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. If we do not manage our growth effectively, we could be forced to curtail or cease our business operations.

We may not successfully execute or integrate acquisitions

Our business model is dependent upon growth through acquisition of other technology and communications solutions providers. We intend to attempt to complete acquisitions that we anticipate will enable us to build our highly secure global communications solutions and technologies business. Acquisitions involve numerous risks, including the following:

-	Difficulties in integrating the operations, services, technologies, products and personnel of the acquired companies;

-	Diversion of management’s attention from normal daily operations of the business;

-	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

-	Initial dependence on unfamiliar partners;

-	Insufficient revenues to offset increased expenses associated with acquisitions; and

-	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

-	Issue common stock that would dilute our current shareholders’ percentage ownership;

-	Assume liabilities;

-	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

-	Incur amortization expenses related to certain intangible assets;

-	Incur large and immediate write-offs, and restructuring and other related expenses; or

Mergers and acquisitions of services and high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could force us to curtail or cease our business operations.

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

Based upon their evaluation as of the end of the three-month period ended June 30, 2006, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending June 30, 2006. The lease is also personally guaranteed by the former President of dbsXmedia, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the quarterly period ending June 30, 2006 that were not registered under the Securities Act of 1933.

There were no sales of our securities during the quarterly period ending June 30, 2006.

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarterly period ended June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarterly period ended June 30, 2006.

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

During the quarterly period ended June 30, 2006, we filed with the Securities and Exchange Commission the following reports on Form 8- K:

On April 27, 2006, we filed a Current Report on Form 8-K pursuant to Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers that a s of April 24, 2006, the Company had determined that it will not be able to continue its relationship with Ms. Voula Kanellias as its Chief Financial Officer. The Company also disclosed pursuant to Item 8.01 Other Events that the Company’s subsidiary, dbsXmedia, Inc had entered into a three year contract, which commenced on July 1, 2005, with Avnet, Inc. The Company also disclosed pursuant to Item 8.01 Other Events that the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. ("dbsXmedia”) and Loral Skynet Network Services, Inc. ("Loral Skynet") stating that: dbsXmedia is currently in arrears with regard to payment for services rendered pursuant to the Agreement with Skynet in the amount of $540,112.50. dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement.

On April 28, 2006, we filed a Current Report on Form 8-K pursuant to Item 5 .02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers that on April 24, 2006, Mr. Victor Halpert resigned from our Board of Directors as a result of a disagreement in the long term strategy of the Company.

Subsequent to the quarterly period ended June 30, 2006, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On July 26, 2006, we filed a Current Report on Form 8-K pursuant to Item Item 1.01 Entry into a Material Agreement that on July 25, 2006 a Settlement Agreement was reached by and among dbsXmedia Inc., Ariel Way, Inc., Loral Skynet Network Services, Inc., Loral Cyberstar L.L.C., and CyberStar LLC.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: August 21, 2006	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer