Form 10QSB/A
period 2005-12-31
ARIEL WAY INC
filed 2006-08-23
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 22, 2006, the Company had outstanding 38,386,943 shares of its common stock, $0.001 par value share.

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
(Unaudited)

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS
December 31, 2005
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$50,186
Account receivable	1,111,953
Prepaid expenses and other current assets	75,901

Total current assets	1,238,040

PROPERTY AND EQUIPMENT - NET	243,184

OTHER ASSETS
Goodwill	100,000
Due from related parties	11,221
Financing Fees - net	30,000
Advances	75,000

Total other assets	216,222

TOTAL ASSETS	$1,697,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,930,192
Deferred revenue	688,916
Promissory Note	1,000,000
Debenture payable	500,000

Total current liabilities	4,119,108

Total liabilities	4,119,108

COMMITMENTS AND CONTINGENCIES
Minority interest	(198,322)

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
No shares issued and outstanding	—
Common stock, $.001 par value; 245,000,000 shares authorized;
38,386,943 shares issued and outstanding	41,286
Additional paid-in capital	613,148
Deficit	(2,877,774)

Total stockholders' equity	(2,421,662)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,697,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2005	2004

REVENUES	$606,075	$—

COST OF REVENUES	132,715	—

GROSS PROFIT	473,361	—

OPERATING EXPENSES
Satellite services expenses	450,000	—
Professional fees	162,710	276,000
Salaries	173,051	62,500
Software maintenance	—	—
Bank service charges and other	525	1,300
Travel and entertainment	15,832	31,211
Marketing	5,983	—
Insurance	8,179	7,104
Payroll taxes and expenses	19,090	6,153
Telephone	7,003	4,677
Office equipment	10,463	2,744
Depreciation and Amortization	41,941	849
Foreign currency loss		5,591
Office supplies	2,379	1,832
Rent	44,107	2,150
Miscellaneous	12,497	1,446
Automobile	130	1,041
Dues and subscriptions	145	199
Postage and delivery	2,003	561
Printing	1,695	478
Other	1,554	180
Total Operating Expenses	959,287	406,016

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(485,926)	(406,016)

OTHER (INCOME) EXPENSE
Interest income	144	—
Interest expense	(6,436)	(687)
Minority interest	110,058	—
Settlement expense	(3,000)
Other expense	—	(181)
Total Other Expense	100,766	(868)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(385,160)	(406,884)
Provision for income taxes	—	—

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(385,160)	$(406,884)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,336,943	19,860,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(385,160)	$(406,884)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	41,941	849
Minority Interest	(110,058)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(107,882)	(1,275)
(Increase) in inventory		(2,400)
Decrease (increase) in prepaid expenses	(17,632)	(1,500)
(Increase) in deposits		(100,000)
Increase in accounts payable and accrued expenses	539,813	52,392
Increase in deferred revenue	—	—
Total adjustments	346,182	(51,934)

Net cash provided by (used in) operating activities	(38,978)	(458,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(40,475)	(24,050)

Net cash (used in) investing activities	(40,475)	(24,050)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	3,999	—
Issuance of common stock for settlement of liabilities	3,000
Proceeds from promissory note	—	35,234
Liability for stock to be issued	—	—
Proceeds from long-term debt, net	—	—
Proceeds from issuance of common stock	—	500,000
Proceeds from issuance of preferred stock	—	—
Proceeds from convertible debenture	—	(50,000)

Net cash provided by financing activities	6,999	485,234

INCREASE IN CASH AND CASH EQUIVALENTS	(72,454)	2,366

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	122,640	29,546

CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,186	$31,912

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

Accounts receivable are generally due within 30 days and collected within 60 days while collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. As of December 31, 2005, the consolidated balance sheet indicates a total accounts receivable of $240,006 for the US operation of dbsXmedia and $871,946 for the UK operation of dbsXmedia at a total of $1,111,953. Out of this amount $688,916 represents a pre-payment from Halifax/Bank of Scotland (“HBOS”) for services for the year 2006. This result in approximately $423,036 in actual accounts receivable at December 31, 2005. HBOS was invoiced in December, 2005 and the pre-payment was paid on January 10, 2006. The invoice to HBOS was recorded as deferred revenue and it will be recognized every month as it is earned. Considering the total revenue for the three-month period to be $606,075, this results in an average of 60 days or less for the accounts receivable. The entire accounts receivable is expected by the Company to be collected. The Company has not made any allowances for the doubtful accounts as there are no material aged receivables as of December 31, 2005. Management of the Company believes the receivables are fully collectible.

Deferred Revenue

The Company’s balance sheet as of December 31, 2005 includes deferred revenue at $688,916. This relates to the pre-payment described above which was from HBOS for year 2006 services. HBOS was invoiced in December and the pre-payment was paid on January 10, 2006. The amount from  HBOS was recorded as deferred revenue and it will be recognized every month as it is earned.

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

Deferred Financing Fees

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Cornell Capital for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600 . The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital. As of February 10, 2006, the Company has initiated related negotiations with Cornell Capital while it has been proposed by Cornell Capital that the 2005 Standby Equity Distribution Agreement should be replaced with a different new arrangement.

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

NOTE 5 - PROMISSORY NOTES

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

O n July 28, 2005, the Company borrowed $600,000 from Montgomery Equity Partners, L.P. (“Montgomery Equity”) whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was initially due and payable on January 28, 2006 and is secured by the Company’s stock. On February 10, 2005, Montgomery Equity agreed to extend the due date for a $600,000 promisory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006. As of February 10, 2006, the Company has initiated negotiations with Montgomery Equity for the conversion of this promissory note to become preferred stock instead. Certain proposed documentation for the convertion in addition to documentation for additional financing have been received by the Company, although the documents have not yet been finallized and the negotiations have not yet been concluded.

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

On April 21, 2005, a s part of a transaction pursuant to an asset Purchase Agreement with Loral Skynet , we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty for satellite services in favor of Loral Skynet, having a total value of $3,000,000 that will reduce to $1,500,000 on April 21, 2006 and fully expire on April 21, 2007.

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

NOTE 11 -  SUBSEQUENT EVENTS

On February 10, 2006, Cornell Partners agreed to extend the due date for a $400,000 promisory note dated February 2, 2005 from its original due date of May 31, 2005 to a new due date of February 28, 2006.

On February 10, 2006, Montgomery Equity agreed to extend the due date for a $600,000 promisory note dated July 28, 2005 from its original due date of January 28, 2006 to a new due date of February 28, 2006.

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

As reported by the Company on Form 8-K Current Report filed on July 26, 2006, the Company on July 25, 2006, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet. The Settlement and Release provides that both the outstanding balance claimed by Loral Skynet of $2,470,842.50 and the parental guarantee to the benefit of Loral Skynet by the Company at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below). The Company and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by the Company, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to the Company and dbsXmedia. In addition, In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company has been engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance the Company will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release.

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

Old Ariel Way was formed on February 10, 2004 with limited revenues and thus our revenues from operations were $41,000 in fiscal year 2004 ending September 30, 2004 . As stated above, as a result of the share exchange transaction consummated on February 2, 2005, the financial statements for the three-month period ended December 31, 2004 are based on Old Ariel Way’s operation which became Ariel Way’s and the business we formerly conducted under the name Netfran Development Corp. ceased.   Our fiscal year also changed as a result of the share exchange transaction from December 31 to September 30.

The business of our company during the three-month period ended December 31, 2004 was still a development stage activity focused on research and development with no revenue generated. Upon the acquisiton of the Business TV assets from Loral Skynet, we have brought our company to a revenue producing operation with a number of major multi-national corporations as customers.

For the three-month period ended December 31 , 2005 total operating expenses were $959,287 compared to $406,016 for the three-month period ended December 31 , 2004.

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

As of December 31, 2005 we had $50,186 in cash and cash equivalents compared to $31,912 as of December 31, 2004 since there was only limited operation during fiscal year 2004. As of December 31, 2005, our accounts payable and accrued expenses were $1,930,192 .

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

Operating and Net Losses

We had a net loss of $385,160 for the for the three-month period ended December 31 , 2005 and we had a net loss of $406,884 for the three-month period ended December 31 , 2004.

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

Our test for impairment of the Enfotec technologies and the Market Central software technologies involves uncertainties in applying the valuation techniques and the variability, however, we believe we have applied conservative impairrment approaches. We have no previous underlying assumptions that we have applied in the past.

The outcome of our impairment of the Enfotec, Inc. goodwill and Market Central, Inc. software technology license has a material effect on our total assets and resulted in a decrease in the net stockholders’ deficit during the year ended September 30, 2005 to $422,727.

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

Liquidity and Capital Resources

Net cash used by operating activities was $38,978 for the three-month period ended December 31 , 2005 compared with $458,818 for the three-month period ended December 31 , 2004.

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
.

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

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue operations unless we obtain additional funding

We have historically lost money. In the fiscal year ended September 30, 2005 we had a net loss of $ 2,389,342 and as of September 30, 2004 we had a net loss of $103,273 . Future losses are likely to occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. At September 30, 2005, we had an accumulated deficit of $ 2,492,615 . In order to become profitable, we will need to generate revenues to offset our cost of providing the services and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

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

ARIEL WAY, INC.

Date: August 23, 2006	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer

Date: August 23, 2006	By:	/s/ Arne Dunhem
Arne Dunhem , Acting Chief Financial Officer and Acting Chief Accounting Officer