Form 10KSB/A
period 2005-09-30
ARIEL WAY INC
filed 2006-08-24
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

As of August 22, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.01  for the common stock as quoted on that date) was approximately $ 139,763.

As of August 22, 2006, the Company had 38,386,943 shares of its common stock, $0.001 par value per share, outstanding.

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

Employees

As of August 22, 2006, we employed 2 full-time or part-time employees and 5 consultants. We have no collective bargaining agreements with our employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan.

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

On April 21, 2005, concurrently with our acquisition of dbsXmedia, dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for $400,000 in cash, 300,000 shares of our common stock, and dbsXmedia’s assumption of ongoing contracts for infrastructure support from Loral Skynet. The ownership transition will leave unchanged the services for current customers, under an agreement that maintains the existing teleport and satellite infrastructure provided by Loral Skynet. dbsXmedia agreed that some of the employees of Loral Skynet's BTV group will transfer to dbsXmedia's new offices in Frederick, Maryland and Plymouth, United Kingdom. This team will take over the daily operations of customers’ corporate communications networks, ensuring seamless, high quality service . dbsXmedia made and will make cash purchase price payment to Loral Skynet in three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the Closing of the transaction. T he $250,000 cash at closing was allocated from prepaid revenue transfered to dbsXmedia from Loral Skynet as part of the business acquired. As part of the transaction, we delivered a commitment to the benefit of dbsXmedia in the form of a Conditional Guaranty in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, having a total value of $3,000,000.

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

Item 3. Legal Proceedings

In June, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending June 30, 2006. The lease is personally guaranteed by the former President of dbsXmedia, Inc.

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

Stockholders

As of August 22, 2006, we believe there were approximately 308 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

As of September 30, 2005 we had $122,640 in cash and cash equivalents compared to $29,546 as of September 30, 2004 since there was only limited operation during fiscal year 2004 . As of September 30, 2005, our accounts payable and accrued expenses were $1,390,380 .

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

As a result of only limited developments of the Enfotec technologies and that no revenues had been generated during the fiscal year 2005, we recorded an impairment of the goodwill at a total of $309,469. Likewise, during the fiscal year 2005, we had not developed the software technologies available to us under the agreement with Market Central, Inc. and no revenue had been generated and we recorded an impairment of $200,000.

Our test for impairment of the Enfotec technologies and the Market Central software technologies involves uncertainties in applying the valuation techniques and the variability, however, we believe we have applied conservative impairrment approaches. We have no previous underlying assumptions that we have applied in the past.

The outcome of our impairment of the Enfotec, Inc. goodwill and Market Central, Inc. software technology license has a material effect on our total assets and resulted in a decrease in the net stockholders’ deficit during the period to $422,727.

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

On September 30, 2004, Old Ariel Way, which we acquired on February 2, 2005, entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital . This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell will purchase up to $50 mil lion of common stock over a two-year period, with the timing and amount of such purchases, if any, at our discretion. Any sh ares of common stock sold under the 2005 Standby Equity Distribution Agreement will be priced at a 4% discount of the lowest volume weighted average price of the common stock as reported by Bloomberg LP during the five consecutive trading days after we give notice to Cornell that we wish to sell stock to them. We are not permitted to draw down more than $4 million in any 30-day calendar period. In addition, in order for us to draw down on the 2005 Standby Equity Distribution Agreement, we must file and obtain the effectiveness of the registration statement of which this prospectus is a part, registering the resale of the shares of common stock that may be issued to Cornell under the 2005 Standby Equity Distribution Agreement. At the time of each draw down, we are obligated to pay Cornell a fee equal to 3% percent of the amount of each draw down. In connection with the 2004 Standby Equity Distribution Agreement, on September 30, 2004, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,128,600, the fair value of our stock at that time. We believe the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act.

Even if we are able to draw down on the 2005 Standby Equity Distribution Agreement , we may need and we may not be able to obtain additional sources of financing. We may need ad ditional financing, from time to time, for the following:

-	Acquisitions of one or more companies

-	Investment in infrastructure equipment and facilities for our multimedia services

-	Investment in laboratory facilities including test and simulation equipment

-	General working capital purposes

On September 30, 2004, Old Ariel Way entered into a Securit ies Purchase Agreement and issued a convertible debenture to Cornell Capital in the original principal amount of $500,000. The convertible debenture was amended on July 21, 2005. The convertible debenture accrues interest at a rate of 5% per year and is due and payable on September 29, 2006. At our option, we have the right to redeem a portion or all outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the amount redeemed plus accrued interest. The convertible debenture is convertible at the holder’s option any time up to maturity at the fixed conversion price (the “Conversion Price”) in effect on any Conversion Date to be equal to Thirty Cents ($0.30), which may be adjusted pursuant to the other terms of the convertible debenture. Except after an event of default, as set forth in the convertible debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of our outstanding shares of common stock.

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

On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset Purchase Agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, pursuant to which dbsXmedia purchased Loral Skynet’s Business Television product line and assumed the management and further development of Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired Loral Skynet’s BTV client base in exchange for $400,000 in cash, 300,000 shares of the Company’s common stock, and dbsXmedia’s assumption of ongoing contracts for infrastructure support from Loral Skynet. The ownership transition will leave unchanged the services for current customers, under an agreement that maintains the existing teleport and satellite infrastructure provided by Loral Skynet. dbsXmedia made and will make cash purchase price payment to Loral Skynet in three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the Closing of the transaction. T he $250,000 cash at closing was allocated from prepaid revenue transferred to dbsXmedia from Loral Skynet as part of the business acquired. As part of the transaction, the Company delivered a commitment to the benefit of dbsXMedia in the form of a Conditional Guaranty in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, having a total value of $3,000,000.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the fiscal year ended September 30, 2005 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2006.

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

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $85,748 and $0 for the years ended September 30, 2005 and 2004, respectively.

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

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company provides the disclosure required by Statement of Financial Accounting Standard No. 123(R ), “ Share Based Payment ” (“SFAS 123 (R )”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 (R ) and have adopted the enhanced disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No.148”).

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

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

MANAGEMENT

Our directors and executive officers and their ages as of August 22, 2006 are as follows:

Name	Age	Position
Arne Dunhem	56	President, Chief Executive Officer and Chairman of the Board
Leif T. Carlsson	64	Director

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

Leif T. Carlsson . Mr. Carlsson, who since February 2, 2005 has served as an independent Director of our Board and has served on Old Ariel Way’s Board since October 11, 2004, is a senior European executive who since 2003 has been working with Arrow Capital, a European Venture Capital firm based in Stockholm, Sweden. Mr. Carlsson has over the years been a President & CEO of a number of European corporations including during 2001 through 2002 with Scanfood AB, currently part of Swedish Meats AB. Prior to 2000, Mr. Carlsson worked during 1992 through 2000 with Scandic Hotels Europe AB, currently part of the global Hilton Hotel-Group; during 1990 through 1992 with FFV Aerotech AB and FFV Aerotech Ltd, currently part of the Saab Group and FL Schmidt; during 1988 through 1990 with the Kinnevik AB Group establishing Comvik Skyport/TELE2; and during 1974 through 1988 with the Nobel Industries AB, now AkzoNobel for several of their corporations. Comvik Skyport/TELE2 became in 1990 the second only private telecommunications company in Europe while telecommunications services in Europe were still dominated by government monopolies. Mr. Carlsson has been the executive   for a number of companies in several different countries including the U.S., the U.K., Sweden and in Asia and has also been on several different Board of Directors including IAHI, International Association of Holiday Inns, Inc., and Tele8, an American telecommunications operator active in Europe. Mr. Carlsson has through his corporate career been active on a global basis and has experience in the European corporate world. With his base out of Europe and with his European experience, Mr. Carlsson will assist us if we proceed with the corporate strategy to establish European and other overseas operations. Mr. Carlsson earned his M.S. degree in 1969 in Civil Engineering from Chalmers University of Technology, Sweden and has completed several graduate studies in corporate finance, national economy and legal studies from the University of Uppsala, Sweden. Mr. Carlsson is a Swedish citizen and lives in Stockholm, Sweden.

  Committees of the Board

The Board has four (4) standing committees: the Audit & Finance Committee, the Compensation Committee, the Governance Committee, and the Financing and M&A Committee. The functions of each of these committees and their members are specified below. The Board has determined that each director who serves on these committees, except for the Financing and M&A Committee, is “independent” as defined in Nasdaq Rule 4200(a)(15). All Committees of the Board have current vacancies and it is the intent of the Board to recruit at earliest opportunity additional directors of the Board.

The members of the committees are identified in the following table.

Director	Audit and Finance Committee	Compensation Committee	Governance Committee	Financing and M&A Committee
Leif T. Carlsson	Chair	Chair	Chair	Yes
Arne Dunhem	No	No	No	Chair

The Audit and Finance Committee is currently comprised of Mr. Carlsson and has vacancies. The Board has determined that one or more other members of the Audit and Finance Committee need to meet the definition of “audit committee financial expert” as defined by SEC regulations. The Audit and Finance Committee assists the Board in its oversight of our financial accounting, reporting and controls by meeting with members of management and our independent auditors. The committee has the responsibility to review our annual audited financial statements, and meets with management and the independent auditors at the end of each quarter to review the quarterly financial results. In addition, the committee considers and approves the employment of, and approves the fee arrangements with, independent auditors for audit and other functions. The Audit and Finance Committee reviews our accounting policies and internal controls. The Audit and Finance Committee has a written charter which was adopted on February 2, 2005.

The Compensation Committee is currently comprised of Mr. Carlsson and has vacancies. The Compensation Committee recommends cash-based and stock compensation for executive officers of Ariel Way, administers the company’s stock option and makes recommendations to the Board regarding such matters. The Compensation Committee has a written charter which was adopted on February 2, 2005.

The Governance Committee is currently comprised of Mr. Carlsson and has vacancies. The Governance Committee is entrusted with responsibility for consideration and review of corporate governance matters in addition to its responsibilities for nominating candidates for membership to the Board. The Nominating and Governance Committee has a written charter which was adopted on February 2, 2005.

The Financing and M&A Committee is currently comprised of Messrs. Carlsson and Dunhem and has vacancies. The Financing and M&A Committee is entrusted with responsibility to assist the Board in carrying out its oversight responsibilities relating to certain financial matters affecting the Company. The Committee will have the authority to take all actions on behalf of the Board as the Committee or its Chairperson may from time to time determine to be consistent with its purpose and the Charter for the Committee. The Financing and M&A Committee has a written charter which was adopted on February 2, 2005.

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table . The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended September 30, 2005, 2004 and 2003, paid to our most highly compensated executive officers. No officer earned over $100,000 in such fiscal year. We had no written employment contract with Mr. Elliot Krasnow who was the Chief Executive Officer from the inception of the Company until February 2, 2005. Mr. Arne Dunhem became the Chief Executive Officer, President and Chairman on February 2, 2005. We had no written employment agreement with Mr. Dunhem during the fiscal year ended September 30, 2005.

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
________________
(1)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each joined Ariel Way during the Fiscal Year ended September 30, 2005. No formal employment agreements have yet been provided besides a right to be granted warrants as described below. As of August 22, 2006 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

(4)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each received during 2004 Old Ariel Way Warrant Agreements to receive a right to warrants of Old Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement consummated February 2, 2005, warrants to acquire Old Ariel Way common stock were exchanged to warrants of our common stock. Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each after an amendment dated March 21, 2005 to their respective year 2004 Old Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an agreement or immediately if their involvement with our Company is terminated without cause or for good reason or due to a change in control, sale of a majority of our common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50. As of August 22, 2006 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

On August 22, 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Leif T. Carlsson a warrant to purchase 1,600,000 shares of our common stock, at an exercise price of $0.025 per share. This Warrant shall vest as follows: (i)  533,333 Warrant Shares shall vest immediately on August 22, 2005; and (ii) 44,444 Warrant Shares shall vest monthly each of the first Twenty Four (24) months during Mr. Carlsson’s engagement as a Director on the Company’s Board of Directors or immediately if Mr. Carlsson’s engagement as a Director is terminated without cause or for good reason or due to a change in control, sale of a majority of the common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company . When Mr. Carlsson in September, 2004, joined the Board of Directors of Old Ariel Way, he was granted 180,000 options to purchase shares of Old Ariel Way common stock, which vested on October 11, 2004 and had an exercise price of $0.125 per share. These options were on February 2, 2005 converted to an aggregate of 310,097 options to purchase shares of our common stock at an exercice price of $0.073.

On September 26, 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Victor Halpert a warrant to purchase 1,000,000 shares of our common stock, at an exercise price of $0.03 per share. This Warrant shall vest as follows: (i)  333,333 Warrant Shares shall vest on October 26, 2005 ; and (ii) 27,778 Warrant Shares shall vest monthly each of the first Twenty Four (24) months during Mr. Halpert’s engagement as a Director on the Company’s Board of Directors or immediately if Mr. Halpert’s engagement as a Director is terminated without cause or for good reason or due to a change in control, sale of a majority of the common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company .

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

Employment Agreements

Our corporate company Ariel Way does not currently have employment agreements with any of our executive officers .

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of August 22, 2006, other than the directors and executive officers, Market Central, Inc. and Cornell Capital Partners, LP, as identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of August 22, 2006. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of August 22, 2006 we had 38,386,943 shares of common stock outstanding.

		Shares to be
		Beneficially	Percent
Name and Address	Title of Class	Owned (1)	of Class (1)

Elliot Krasnow (2) c/o Netvertise, Inc. 2801 N.E. 208th Terrace, 2nd Floor Miami, FL 33180	Common	1,270,340	3.3%

Arne Dunhem (3) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and warrants)	14,359,159	35.9%

Anand Kumar (4) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	5,533,374	13.3%

Voula Kanellias 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	2,348,585	7.5%

Leif T. Carlsson (5) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Options and Warrants)	1,332,314	3.4%

Magdy Battikha 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	3,463,826	8.7%

Aziz Bennani 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	2,228,585	5.7%

Victor Halpert (6) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Warrants)	472,223	1.2%

Market Central, Inc. (7) 1650A Gum Branch Road Jacksonville, NC 28540	Common (Shares)	3,352,400	8.8%

Loral Skynet Network Services, Inc. (8) 500 Hills Drive P.O. Box 701 8 Bedminster, NJ 07921	Common (Shares and Warrants)	3,300,000	8.0%

Cornell Capital Partners, LP (9) 101 Hudson Street Suite 3700 Jersey City, NJ 07302	Common (Shares and Warrants)	2,936,017	7.6%

Officers and Directors as a Group (2 Persons)		15,691,473	40.9%
______________

(1)
Applicable percentage of ownership is based on 38,386,943 shares of common stock outstanding as of August 22, 2006, together with applicable options, warrants and convertible securities for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days from August 22, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(4)	Anand Kumar was until November 2005 our Executive Vice President.
(5)
Leif T. Carlsson is an independent Director of our Board. The shares beneficially owned are 310,097 options that have vested and are immediately exercisable and a total of 1,022,217 warrants that are exercisable within 60 days from August 22, 2006.

(6)	Victor Halpert was until April 24, 2006, an independent Director of our Board. The shares beneficially owned are a total of 472,223 warrants that are exercisable within 60 days from August 22, 2006.
(7)	Doyal Bryant, the President and CEO of Market Central, Inc. makes all investment decisions on behalf of Market Central, Inc.
(8)	Pat Brant, the President of Loral Skynet Network Services, Inc. makes all investment decisions on behalf of Loral Skynet Network Services, Inc.
(9)
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

Arne Dunhem, our Chairman and Chief Executive Officer, advanced during the period January 1, 2005 through August 3, 2005 an aggregate of $ 42,250 to cover the payment of certain expenses for us. On September 26, 2005, we issued to Mr. Dunhem a convertible debenture in the principal sum of $42,250 with interest at the annual rate of 5% on the unpaid principal of the debenture which is due on September 25, 2006. Interest on the outstanding principal balance shall be due and payable monthly, in arrears, commencing on September 25, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under the debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The debenture shall be convertible into shares of our Common Stock at the option of Mr. Dunhem, in whole or in part at any time and from time to time, after the Original Issue Date. The conversion price in effect on any conversion date shall be equal to $0.30, which may be adjusted pursuant to the other terms of the debenture.

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

Item 13. Exhibits.

Exhibit
No.	Description	Location

2.1	Share Exchange Agreement, by and among Netfran Development Corp., Ariel Way, Inc., and the shareholders of Ariel Way common stock, dated as of December 29, 2004.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005 (File No. 0-50051)

2.2	Amendment to Share Exchange Agreement, by and among Netfran Development Corp., Ariel Way, Inc., and the shareholders of Ariel Way common stock, dated as of January 20, 2005.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005 (File No. 0-50051)

2.3	Stock Purchase Agreement among Ariel Way, Inc. and dbsXmedia, Inc., dated February 15, 2005.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2005 (File No. 0-50051)

2.4	Asset Purchase Agreement by and among dbsXmedia Inc., Loral Skynet Network Services, Inc., CyberStar L.P., CyberStar, LLC and Netfran Development Corp. dated February 18, 2005.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

Exhibit
No.	Description	Location

2.5	Amendment No. One to Asset Purchase Agreement by and among dbsXmedia Inc., Loral Skynet Network Services, Inc., CyberStar L.P., CyberStar, LLC and Netfran Development Corp., dated April 13, 2005	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.6	Security Agreement between dbsXmedia Inc., Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC dated February 18, 2005	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.7	Teleport Service Agreement by and between dbsXmedia, Inc., and Loral Skynet Network Services, Inc. , dated February 18, 2005	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.8
Guaranty Agreement by Netfran Development Corp. in favor of Loral Skynet Network Services, Inc., CyberStar, L.P., CyberStar, LLC, and Loral Skynet, a division of Loral SpaceCom Corporation, dated February 18, 2005
Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-50051)

2.9	Stockholders Agreement by and among dbsXmedia, Inc., Netfran Development Corp., and Zygot, LLC, dated February 21, 2005	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2005 (File No. 0-50051)

2.10	Stock Purchase Agreement between Ariel Way, Inc. and Market Central, Inc., dated September 24, 2004	Incorporated by reference to Exhibit 2.10 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

2.11	Agreement and Plan of Merger between Ariel Way, Inc. and Enfotec, Inc., dated September 30, 2004	Incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

3.1	Articles of Incorporation, dated January 24 , 2000, of Registrant	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (file no. 333-102894) filed on July 26, 2001 (File No. 0-50051)

3.2	By-laws of Registrant, dated January 24 , 2000.	Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 (file no. 333-102894) filed on July 26, 2001. (File No. 0-50051)

3.3	Articles of Amendments to Articles of Incorporation, dated April 28, 2005, of the Registrant	Incorporated by reference to Exhibit A to the Company's Schedule 14C Information Statement filed on April 28, 2005.

Exhibit
No.	Description	Location

3.4	Certificate of Conversion of Ariel Way, LLC, dated September 23, 2004.	Incorporated by reference to Exhibit 3.4 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

3.5	Certificate of Incorporation of Ariel Way, Inc. (DE), dated September 23, 2004.	Incorporated by reference to Exhibit 3.5 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

3.6	Certificate of Designations of Series A Redeemable Preferred Stock, dated April 19, 2005	Incorporated by reference to Exhibit 3.6 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

3.7	By-Laws of Ariel Way, Inc. (DE), dated September 23, 2004	Incorporated by reference to Exhibit 3.7 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.1	Standby Equity Distribution Agreement, dated July 21, 2005 between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.2	Registration Rights Agreement, dated July 21, 2005, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.3	Placement Agent Agreement, dated July 21, 2005, between Ariel Way, Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.4	Escrow Agreement, dated July 21, 2005, between Ariel Way, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.5	Termination Agreement, dated July 20, 2005, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

Exhibit
No.	Description	Location

10.6	Securities Purchase Agreement dated September 30, 2004, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.7	Investor Registration Rights Agreement dated September 30, 2004, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.8	Security Agreement dated September 30, 2004, between Ariel Way, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.9	Irrevocable Transfer Agent Instructions dated September 30, 2004, between Ariel Way, Inc. and Interwest Transfer Co., Inc.	Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.10	Secured Convertible Debenture issued by Ariel Way, Inc. on July 21, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.11	Promissory Note by Ariel Way, Inc. and Cornell Capital Partners, LP, dated February 1, 2005	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.12	Guaranty given by Arne Dunhem in Favor of Cornell Capital Partners, LP, dated February 1, 2005	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.13	Pledge and Escrow Agreement by and among Cornell Capital Partners, LP, dated February 1, 2005, Ariel Way, Inc., Arne Dunhem and David Gonzalez, Esq., dated February 1, 2005	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.14	Independent Contractor Consulting Agreement between Securities Counseling and Management, Inc. and Ariel Way, Inc. dated August 16, 2004	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.15	Warrant Agreement between Ariel Way, Inc. and Arne Dunhem dated August 1, 2004 and Amendment No. 1 to Warrant Agreement between Arne Dunhem and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

Exhibit
No.	Description	Location

10.16	Warrant Agreement between Ariel Way, Inc. and Anand Kumar dated August 10, 2004 and Amendment No. 1 to Warrant Agreement between Anand Kumar and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.17
Warrant Agreement between Ariel Way, Inc. and Voula Kanellias dated August 10, 2004 and Amendment No. 1 to Warrant Agreement between Voula Kanellias and Netfran Development Corp., dated March 21, 2005.
Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.18	Warrant Agreement between Ariel Way, Inc. and Magdy Battikha dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Magdy Battikha and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.19	Warrant Agreement between Ariel Way, Inc. and Aziz Bennani dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Aziz Bennani and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.20	Independent Contractor Services Fee Agreement between Michael Jordan and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.21	Legal Services Fee Agreement between Joel Bernstein, Esq. and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.22	Warrant Agreement between Ariel Way, Inc. and Oberon Securities, LLC dated May 28, 2005.	Incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.23	Promissory Note issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.24	Warrant issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.25	Promissory Note issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Provided herewith

10.26	Warrant issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Provided herewith

10.27	Convertible Debenture issued by Ariel Way, Inc. on September 26, 2005 to Mr. Arne Dunhem	Provided herewith

Exhibit
No.	Description	Location

21.1	List of Subsidiaries	Provided herewith

31.1	Certification by Arne Dunhem, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Arne Dunhem, Acting Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

32.1
Certification by Arne Dunhem, Chief Executive Officer, and Arne Dunhem, Acting Chief Financial Officer, ,pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Provided herewith

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

Ariel Way, Inc.

By	/s/ Arne Dunhem
Name:	Arne Dunhem
Title:	President and Chief Executive Officer,

Date:	August 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	August 23, 2006
Arne Dunhem	Principal Executive Officer and Director

/s/ Arne Dunhem	Acting Chief Financial Officer, Acting Principal Financial	August 23, 2006
Arne Dunhem	and Acting Principal Accounting Officer

/s/ Leif T. Carlsson	Director	August 23, 2006
Leif T. Carlsson