Form 10QSB/A
period 2006-06-30
ARIEL WAY INC
filed 2006-09-20
CIK 1145254

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 19, 2006, the Company had outstanding 38,386,943 shares of its common stock, $0.001 par value share.

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

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	NINE MONTHS ENDED
	June 30,	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,559,642)	$(1,361,186)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	—	199,736
Loss on foreign currency transactions	—	(5,591)
Depreciation and amortization	81,614	60,601
Minority interest	88,264	(69,204)
Goodwill impairment	100,000	—
Changes in assets and liabilities:
(Increase) in accounts receivable	101,299	(64,131)
Decrease (increase) in prepaid expenses	85,948	2,353
(Increase) in deposits	—	(100,000)
Increase in accounts payable and accrued expenses	1,654,812	827,629
Increase in deferred revenue	371,808	—
Total adjustments	2,483,745	851,393

Net cash (used in) operating activities	(75,897)	(509,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(11,349)	(24,050)

Net cash (used in) investing activities	(11,349)	(24,050)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	15,222	(175,674)
Proceeds from promissory note - related party	—	33,234
Liability for stock to be issued	—	105,000
Proceeds from long-term debt, net	100	159,361
Proceeds from issuance of preferred stock	—	2,000,000
Proceeds from convertible debenture	—	400,000
Net cash provided by financing activities	15,322	2,521,921

INCREASE IN CASH AND CASH EQUIVALENTS	(71,924)	1,988,078

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	122,640	29,546

CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,716	$2,017,624

Cash paid during the period for:
Interest paid	$—	$3,945
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Net effect of stock acquisition of Enfotec, Inc.:
Equipment, net	—	8.676
Goodwill	—	812,865
Accounts payable	—	(138,388)
Common stock issued for the acquisition of Enfotec, Inc.	$—	$683,153
Net effect of stock acquisition of dbsXmedia, Inc.:
Equipment, net	—	96,000
Contracts	—	210,000
Goodwill	—	100,000
Accounts payable	—	(301,000
Common stock issued for the acquisition of dbsXmedia, Inc.	$—	$105,000

Common stock issued for services	—	199,736
Common stock issued for software license agreement and prepayment for software technology support services	—	250,000
Common stock issued for equity line of credit commitment	—	1,128,600
Conversion of Notes payable and Convertible debentures to Preferred stock	$1,500,000	$—
Conversion of accrued interest to Preferred stock	$104,967	$—

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

In August 2006, the Company renegotiated agreements with its two principal UK customers to provide satellite capacity for a period of a minimum of three months, with a sixty day notice provision to terminate the service, and an automatic monthly extension. The agreement provides for monthly payments of $93,000 for satellite capacity and approximately $20,000 for operating expenses. The satellite provider has agreed to support the contract during this shorter term. The Company is as of September 19, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the charge from Loral Skynet for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

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

On July 26, 2006 the Company reported on Form 8-K Current Report that the Company on July 25, 2006, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet. The Settlement and Release provides that both the outstanding balance claimed by Loral Skynet of $2,470,842.50 and the parental guarantee to the benefit of Loral Skynet by the Company at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below). The Company and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by the Company, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to the Company and dbsXmedia. In addition, In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company has been engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance the Company will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release. The closing of the Settlement and Release was required to occur no later than September 15, 2006, after an extension from August 15, 2006, unless otherwise agreed upon by the parties. As of the date of this filing the settlement and release had not been financially satisfied, and may not be satisfied unless outside funding is received.

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

The Company is as of September 19, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the cost for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

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

On July 26, 2006 the Company reported on Form 8-K Current Report that the Company on July 25, 2006, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet. The Settlement and Release provides that both the outstanding balance claimed by Loral Skynet of $2,470,842.50 and the parental guarantee to the benefit of Loral Skynet by the Company at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below). The Company and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by the Company, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to the Company and dbsXmedia. In addition, In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company has been engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance the Company will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release. The closing of the Settlement and Release was required to occur no later than September 15, 2006, after an extension from August 15, 2006, unless otherwise agreed upon by the parties. As of the date of this filing the settlement and release had not been financially satisfied, and may not be satisfied unless outside funding is received.

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

The Company is as of September 19, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the cost for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

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

On July 26, 2006 the Company reported on Form 8-K Current Report that the Company on July 25, 2006, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet. The Settlement and Release provides that both the outstanding balance claimed by Loral Skynet of $2,470,842.50 and the parental guarantee to the benefit of Loral Skynet by the Company at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below). The Company and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by the Company, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to the Company and dbsXmedia. In addition, In addition, the Company must issue a warrant at 3,000,000 shares of the Company’s common stock to Loral Skynet at a warrant exercise price of $0.05 per share. The Company has been engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance the Company will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release. The closing of the Settlement and Release was required to occur no later than September 15, 2006, after an extension from August 15, 2006, unless otherwise agreed upon by the parties. As of the date of this filing the settlement and release had not been financially satisfied, and may not be satisfied unless outside funding is received.

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

On July 25, 2006, the Company, on behalf of dbsXmedia, had reached a Settlement and Release with Loral Skynet. The Settlement and Release provides that both the outstanding balance due from dbsXmedia to Loral Skynet of $2,620,842.50 and the parental guarantee to the benefit of Loral Skynet by Ariel Way at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment in an aggregate of $200,000. The closing of the Settlement and Release is required to occur no later than August 15, 2006, unless otherwise agreed upon by the parties. The closing of the Settlement and Release was required to occur no later than September 15, 2006, after an extension from August 15, 2006, unless otherwise agreed upon by the parties. As of the date of this filing the settlement and release had not been financially satisfied, and may not be satisfied unless outside funding is received. Should a final settlement and general release not be reached with Loral Skynet, dbsXmedia will be forced to curtail or cease its business operations.

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

On July 25, 2006, the Company, on behalf of dbsXmedia, had reached a Settlement and Release with Loral Skynet. The Settlement and Release provides that both the outstanding balance due from dbsXmedia to Loral Skynet of $2,620,842.50 and the parental guarantee to the benefit of Loral Skynet by Ariel Way at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment in an aggregate of $200,000. The closing of the Settlement and Release is required to occur no later than August 15, 2006, unless otherwise agreed upon by the parties. Should a final settlement and general release not be reached with Loral Skynet, dbsXmedia will be forced to curtail or cease its business operations. The closing of the Settlement and Release was required to occur no later than September 15, 2006, after an extension from August 15, 2006, unless otherwise agreed upon by the parties. As of the date of this filing the settlement and release had not been financially satisfied, and may not be satisfied unless outside funding is received.

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

The Company is as of September 19, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the charge from Loral Skynet for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the current shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well and dbsXmedia will be forced to curtail or cease its UK business operations.

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

Subsequent to the quarterly period ended June 30, 2006, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On July 26, 2006, we filed a Current Report on Form 8-K pursuant to Item 1.01 Entry into a Material Agreement that on July 25, 2006 a Settlement Agreement was reached by and among dbsXmedia Inc., Ariel Way, Inc., Loral Skynet Network Services, Inc., Loral Cyberstar L.L.C., and CyberStar LLC.

On September 5, 2006, we filed a Current Report on Form 8-K pursuant to Item 1.01 Entry into a Material Agreement that on August 15, 2006, Ariel Way, Inc. and dbsXmedia, Inc. reached a verbal agreement with Loral Skynet Network Services, Inc., Loral Cyberstar L.L.C. and CyberStar LLC related to a certain Settlement Agreement and General Release, dated as of July 26, 2006 and a letter agreement was on August 31, 2006 ratified, signed and executed by all parties such that the closing of the Settlement Agreement was extended to 15 September 2006.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: September 20, 2006	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer