Form 10KSB/A
period 2005-09-30
ARIEL WAY INC
filed 2006-09-21
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

As of  September 19, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.01  for the common stock as quoted on that date) was approximately $ 139,763.

As of  September 19, 2006, the Company had 38,386,943 shares of its common stock, $0.001 par value per share, outstanding.

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

Employees

As of September 19, 2006, we employed 2 full-time or part-time employees and 5 consultants. We have no collective bargaining agreements with our employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan.

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

Stockholders

As of September 19, 2006, we believe there were approximately 308 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

As discussed in Note 12, the Company has restated its previously issued consolidated financial statements for the period February 10, 2004 (Inception) through September 30, 2004. The Company has restated its consolidated financial statements to decrease the amount of goodwill recorded for the purchase of Enfotec, Inc., in the period ended September 30, 2004. The transaction reflected the issuance of the Company’s common stock shares in exchange for the assets and liabilities of Enfotec, Inc. The consolidated financial statements have been restated as fair value of the stock price of the 1,200,000 shares issued were reduced from $0.596 per share to $0.125 per share. These transactions did not result in a change in net loss applicable to common shares for the period ended September 30, 2004, but resulted in a decrease in the net stockholders’ deficit during period to $422,727.

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

Purchase consideration for dbsXmedia, Inc. was deminimus due to the startup nature of the venture. Thus no purchase cost was ascribed to the stock at the time of acquisition. The Company provided the corporate guarantee for the venture as described in the following transaction:

Purchase price was $400,000 in the form or a note payable to Loral Skynet:

Assets were contracts	$210,000
Fixed assets	$90,000
Goodwill	$100,000

Value was ascribed based upon the fair market value of the assets secured at the time of acquisition, using managements’ judgement and market value analysis.  A formal appraisal was not performed to value the assets acquired. The excess of the purchase price of $400,000 over the ascribed values to the assets, including contracts and equipment/fixed was charged to goodwill.  The value of the contracts was assigned based upon the non-compete provisions of the Loral Skynet agreement, and the future revenue stream of the customer contracts.

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

As discussed in the notes to the financial statements, the Company provided up to a $3,000,000 conditional corporate guarantee for the monthly service payment due to Loral Skynet (based upon $150,000 per month for a period of 24 months). The guarantee was reduced to $1,500,000 effective in April 2006 and would reduce to zero in April 2007. There were no contributions which were required as part of the Asset Purchase Agreement with Loral Skynet.

The Company assumed no employment agreements from Loral Skynet in connection with the Asset Purchase Agreement.

There was no value assigned to the other items noted in the Loral Skynet Asset Purchase Agreement, i.e. employment contracts, contributions, indemnification provisions, agreements to provide support and transition services.

The service cost for the Loral Skynet contract of $150,000 per month was expensed in each period as incurred. These services included earth station support services, and satellite transmission services.

The parties Loral Skynet, Ariel Way and dbsXmedia had no prior relationships before this transaction and there was no common ownership.  The two officers of dbsXmedia were employees of Loral Skynet prior to this transation. These officers became 40% owners of dbsXmedia through their 100% ownership of their company Zagot, LLC.

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

NOTE 12-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for the period February 10, 2004 (inception) through September 30, 2004. The Company has restated its financial statements to decrease the amount of goodwill recorded for the purchase of Enfotec, Inc., in the period ended September 30, 2004. The transaction reflected the issuance of the Company’s common stock shares in exchange for the assets and liabilities of Enfotec, Inc. The financial statements have been restated as fair value of the stock price of the 1,200,000 shares issued was reduced from $0.596 per share to $0.125 per share. These transactions did not result in a change in net loss applicable to common shares for the period ended September 30, 2004, but resulted in a decrease in the net stockholders’ deficit during period to $422,727.

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

Changes in Internal Controls:

Subsequent to the evaluation as of September 30, 2005, and after subsequent additional evaluation during the months of November, 2006 and December, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 conducted during December, 2005 and January, 2006, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting, primarely related to the dbsXmedia operation in both the US and the UK.

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

Our directors and executive officers and their ages as of September 19, 2006 are as follows:

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
________________
(1)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each joined Ariel Way during the Fiscal Year ended September 30, 2005. No formal employment agreements have yet been provided besides a right to be granted warrants as described below. As of September 19, 2006 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

(4)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each received during 2004 Old Ariel Way Warrant Agreements to receive a right to warrants of Old Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement consummated February 2, 2005, warrants to acquire Old Ariel Way common stock were exchanged to warrants of our common stock. Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each after an amendment dated March 21, 2005 to their respective year 2004 Old Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an agreement or immediately if their involvement with our Company is terminated without cause or for good reason or due to a change in control, sale of a majority of our common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50. As of September 19, 2006 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of September 19, 2006, other than the directors and executive officers, Market Central, Inc. and Cornell Capital Partners, LP, as identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of  September 19, 2006. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of  September 19, 2006 we had 38,386,943 shares of common stock outstanding.

		Shares to be
		Beneficially	Percent
Name and Address	Title of Class	Owned (1)	of Class (1)

Elliot Krasnow (2) c/o Netvertise, Inc. 2801 N.E. 208th Terrace, 2nd Floor Miami, FL 33180	Common	1,270,340	3.3%

Arne Dunhem (3) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and warrants)	14,359,159	35.9%

Anand Kumar (4) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	5,533,374	13.3%

Voula Kanellias 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	2,348,585	7.5%

Leif T. Carlsson (5) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Options and Warrants)	1,332,314	3.4%

Magdy Battikha 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	3,463,826	8.7%

Aziz Bennani 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	2,228,585	5.7%

Victor Halpert (6) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Warrants)	472,223	1.2%

Market Central, Inc. (7) 1650A Gum Branch Road Jacksonville, NC 28540	Common (Shares)	3,352,400	8.8%

Loral Skynet Network Services, Inc. (8) 500 Hills Drive P.O. Box 701 8 Bedminster, NJ 07921	Common (Shares and Warrants)	3,300,000	8.0%

Cornell Capital Partners, LP (9) 101 Hudson Street Suite 3700 Jersey City, NJ 07302	Common (Shares and Warrants)	2,552,017	6.6%

Officers and Directors as a Group (2 Persons)		15,691,473	39.3%
______________

(1)
Applicable percentage of ownership is based on 38,386,943 shares of common stock outstanding as of  September 19, 2006, together with applicable options, warrants and convertible securities for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days from September 19, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Elliot Krasnow was our Chief Executive Officer until February 2, 2005. From and after this date he is no longer with us.
(3)
Represents 6,369,580 shares held directly by Arne Dunhem, our Chairman and CEO and 1,620,000 warrants that are vested and immediately exercisable, issued to Mr. Dunhem through September 19, 2006, and 6,369,579 shares held by the Dunhem Family Partnership, of which Mr. Dunhem, our Chairman and CEO is a General Partner and who with his wife Eva Dunhem jointly and equally make all investment decisions of The Dunhem Family Partnership. This information does not include any shares that may be issued to Mr. Dunhem as compensation for his providing a personal guarantee of the financing necessary to effect the stock exchange transaction on February 2, 2005 since the nature and amount of such compensation has not been determined. We expect any such compensation will be non-cash consideration.

(4)	Anand Kumar was until November 2005 our Executive Vice President.
(5)
Leif T. Carlsson is an independent Director of our Board. The shares beneficially owned are 310,097 options that have vested and are immediately exercisable and a total of 1,022,217 warrants that are exercisable within 60 days from September 20, 2006.

(6)
Victor Halpert was until April 24, 2006, an independent Director of our Board. The shares beneficially owned are a total of 472,223 warrants that are exercisable within 60 days from September 20, 2006.

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

32.1
Certification by Arne Dunhem, Chief Executive Officer, and Arne Dunhem, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Provided herewith

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

Ariel Way, Inc.

By	/s/ Arne Dunhem
Name:	Arne Dunhem
Title:	President and Chief Executive Officer,

Date:	September 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	September 20, 2006
Arne Dunhem	Principal Executive Officer and Director

/s/ Arne Dunhem	Acting Chief Financial Officer, Acting Principal Financial	September 20, 2006
Arne Dunhem	and Acting Principal Accounting Officer

/s/ Leif T. Carlsson	Director	September 20, 2006
Leif T. Carlsson