Form 10KSB/A
period 2005-09-30
ARIEL WAY INC
filed 2006-12-13
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 3

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

As of  December 11, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.002  for the common stock as quoted on that date) was approximately $ 27,953.

As of  December 11, 2006, the Company had 38,386,943 shares of its common stock, $0.001 par value per share, outstanding.

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

	Year Ended September 30,
	2005	2004
Operating Results:
Operating Revenue	$1,052,616	$41,000
Cost of Services	$328,497	$0
Gross Profit	$724,119	$41,000
Operating Expenses	$2,851,635	$144,273
Net Income (Loss)	$(2,389,342)	$(103,273)

Year Ended September 30,
2005
Balance Sheet Data:
Current Assets	$496,064
Current Liabilities	$2,890,380
Accumulated Deficit	$(2,492,615)
Shareholder’s Equity (Deficit)	$(1,841,181)

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

Employees

As of December 11, 2006, we employed 2 full-time or part-time employees and 5 consultants. We have no collective bargaining agreements with our employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan.

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

In February, 2005, dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”) with offices in Washington, D.C. and United Kingdom was incorporated in Delaware. dbsXmedia was established to provide satellite-based services for Business Television (BTV), digital signage, training and multimedia. The Company was issued 1,500 shares of dbsXmedia common stock representing 60% of dbsXmedia’s outstanding common stock in connection with the initial organization of dbsXmedia, Inc. No purchase cost was ascribed to the stock at the time of acquisition due to the startup nature of the venture. The remaining 40% of dbsXmedia is owned by Zygot, LLC, which was owned by the management of dbsXmedia.

On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset purchase agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, (“Loral Skynet”) pursuant to which dbsXmedia purchased the assets for the Loral Skynet’s Business Television product line and assumed the management and further development of the assets for Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired the assets for Loral Skynet’s BTV product line in exchange for $400,000 in cash, 300,000 shares of the Company’s common stock, and dbsXmedia’s assumption of a monthly service contract for infrastructure support from Loral Skynet. In addition, the Company provided up to a $3,000,000 conditional corporate guarantee for the monthly service payment due to Loral Skynet (monthly service payments are $150,000 per month). Under the terms of the agreement the guarantee reduces to $1,500,000 effective April 21, 2006 and will reduce to zero in April 21, 2007.

The $400,000 cash payment consists of three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the closing of the transaction. Purchase price of $400,000 was allocated as follows:

Assets - Customer contracts	$210,000
Fixed assets	$90,000
Goodwill	$100,000

Value was ascribed based upon the fair market value of the assets secured at the time of acquisition, using managements’ judgment and market value analysis.  The excess of the purchase price of $400,000 over the ascribed values to the assets, including contracts and equipment/fixed was charged to goodwill.  The value of the contracts was assigned based upon the non-compete provisions of the Loral Skynet agreement, and the future revenue stream of the customer contracts. Neither the Company nor dbsXmedia assumed any employment agreements from Loral Skynet in connection with the Asset Purchase Agreement. There was no value assigned to the other items noted in the Loral Skynet Asset Purchase Agreement, i.e. employment contracts, contributions, indemnification provisions, agreements to provide support and transition services. The service cost for the Loral Skynet contract of $150,000 per month was expensed in each period as incurred. These services included earth station support services, and satellite transmission services. The parties Loral Skynet, Ariel Way and dbsXmedia had no prior relationships before this transaction and there was no common ownership. The Management of dbsXmedia were employees of Loral Skynet prior to this transaction.

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

Stockholders

As of December 11, 2006, we believe there were approximately 308 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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
THROUGH SEPTEMBER 30, 2004

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD FEBRUARY 10, 2004
(INCEPTION) THROUGH SEPTEMBER 30, 2004

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-1-2

Consolidated Financial Statements

Balance Sheet as of September 30, 2005	F-3

Statement of Operations for the Year Ended September 30, 2005 and Period February 10, 2004 (Inception) through September 30, 2004	F-4

Statement of Stockholders’ Equity for the Year Ended September 30, 2005 and Period February 10, 2004 (Inception) through September 30, 2004	F-5

Statement of Cash Flows for the Year Ended September 30, 2005 and Period February 10, 2004 (Inception) through September 30, 2004	F-6-7

Notes to Consolidated Financial Statements	F-8-22

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

As discussed in Note 1 to the financial statements, the accompanying financial statements have been restated.

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

BAGELL, JOSEPHS & COMPANY, L.L.C.
Bagell, Josephs& Company, LLC.
Gibbsboro, New Jersey
January 13, 2006 (September 20, 2006 as to the effects of the restatement discussed in Note 12)

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

ARIEL WAY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
FOR YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD
FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

	September 30,	September 30,
	2005	2004

REVENUES	$1,052,616	$41,000

COST OF SERVICES	328,497	-

GROSS PROFIT	724,119	41,000

OPERATING EXPENSES
Professional fees	453,722	131,986
Salaries	353,656	-
Software maintenance	37,503	-
Bank service charges and other	2,505	155
Travel and entertainment	101,721	1,182
Marketing	85,748	5,130
Insurance	34,474	-
Satellite expenses	795,000	-
Payroll taxes and expenses	59,005	-
Telephone	27,515	1,216
Depreciation, Amortization and Impairment	617,223	-
Office supplies	12,561	3,576
Rent	85,425	-
Miscellaneous	54,586	-
Automobile	1,041	258
Dues and subscriptions	4,566	770
Postage and delivery	9,177	-
Printing	16,207	-
Other	100,000	-
Total Operating Expenses	2,851,635	144,273

NET (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,127,516)	(103,273)

OTHER INCOME (EXPENSE)
Interest income	16,841	-
Interest expense	(60,247)	-
Other expense	(5,684)	-
Minority interest	88,264	-
Organization costs	(301,000)	-
Total Other Income (Expense)	(261,826)	-

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,389,342)	(103,273)
Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(2,389,342)	$(103,273)

NET (LOSS) PER BASIC SHARES	$(0.07)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,215,785	6,639,224

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

In February, 2005, dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”) with offices in Washington, D.C. and United Kingdom was incorporated in Delaware. dbsXmedia was established to provide satellite-based services for Business Television (BTV), digital signage, training and multimedia. The Company was issued 1,500 shares of dbsXmedia common stock representing 60% of dbsXmedia’s outstanding common stock in connection with the initial organization of dbsXmedia, Inc. No purchase cost was ascribed to the stock at the time of acquisition due to the startup nature of the venture. The remaining 40% of dbsXmedia is owned by Zygot, LLC, which was owned by the management of dbsXmedia.

On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset purchase agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, (“Loral Skynet”) pursuant to which dbsXmedia purchased the assets for the Loral Skynet’s Business Television product line and assumed the management and further development of the assets for Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired the assets for Loral Skynet’s BTV product line in exchange for $400,000 in cash, 300,000 shares of the Company’s common stock, and dbsXmedia’s assumption of a monthly service contract for infrastructure support from Loral Skynet. In addition, the Company provided up to a $3,000,000 conditional corporate guarantee for the monthly service payment due to Loral Skynet (monthly service payments are $150,000 per month). Under the terms of the agreement the guarantee reduces to $1,500,000 effective April 21, 2006 and will reduce to zero in April 21, 2007.

The $400,000 cash payment consists of three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the closing of the transaction. Purchase price of $400,000 was allocated as follows:

Assets - Customer contracts	$210,000
Fixed assets	$90,000
Goodwill	$100,000

Value was ascribed based upon the fair market value of the assets secured at the time of acquisition, using managements’ judgment and market value analysis.  The excess of the purchase price of $400,000 over the ascribed values to the assets, including contracts and equipment/fixed was charged to goodwill.  The value of the contracts was assigned based upon the non-compete provisions of the Loral Skynet agreement, and the future revenue stream of the customer contracts. Neither the Company nor dbsXmedia assumed any employment agreements from Loral Skynet in connection with the Asset Purchase Agreement. There was no value assigned to the other items noted in the Loral Skynet Asset Purchase Agreement, i.e. employment contracts, contributions, indemnification provisions, agreements to provide support and transition services. The service cost for the Loral Skynet contract of $150,000 per month was expensed in each period as incurred. These services included earth station support services, and satellite transmission services. The parties Loral Skynet, Ariel Way and dbsXmedia had no prior relationships before this transaction and there was no common ownership. The Management of dbsXmedia were employees of Loral Skynet prior to this transaction.

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

Depreciation expense for the years ended September 30, 2005 and 2004 was $12,398 and $0, respectively. Amortization of financing fees for the years ended September 30, 2005 and 2004 was $99,997 and $0 respectively.

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

The Company's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans to in order to provide positive cash flow from operations end fiscal year 2006:

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

Our directors and executive officers and their ages as of December 11, 2006 are as follows:

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
________________
(1)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each joined Ariel Way during the Fiscal Year ended September 30, 2005. No formal employment agreements have yet been provided besides a right to be granted warrants as described below. As of December 11, 2006 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

(4)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each received during 2004 Old Ariel Way Warrant Agreements to receive a right to warrants of Old Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement consummated February 2, 2005, warrants to acquire Old Ariel Way common stock were exchanged to warrants of our common stock. Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each after an amendment dated March 21, 2005 to their respective year 2004 Old Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an agreement or immediately if their involvement with our Company is terminated without cause or for good reason or due to a change in control, sale of a majority of our common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50. As of December 11, 2006 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of December 11, 2006, other than the directors and executive officers, Market Central, Inc. and Cornell Capital Partners, LP, as identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of  December 11, 2006. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of  December 11, 2006 we had 38,386,943 shares of common stock outstanding.

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
______________

(1)
Applicable percentage of ownership is based on 38,386,943 shares of common stock outstanding as of  December 11, 2006, together with applicable options, warrants and convertible securities for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days from December 11, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Elliot Krasnow was our Chief Executive Officer until February 2, 2005. From and after this date he is no longer with us.
(3)
Represents 6,369,580 shares held directly by Arne Dunhem, our Chairman and CEO and 1,620,000 warrants that are vested and immediately exercisable, issued to Mr. Dunhem through December 11, 2006, and 6,369,579 shares held by the Dunhem Family Partnership, of which Mr. Dunhem, our Chairman and CEO is a General Partner and who with his wife Eva Dunhem jointly and equally make all investment decisions of The Dunhem Family Partnership. This information does not include any shares that may be issued to Mr. Dunhem as compensation for his providing a personal guarantee of the financing necessary to effect the stock exchange transaction on February 2, 2005 since the nature and amount of such compensation has not been determined. We expect any such compensation will be non-cash consideration.

(4)	Anand Kumar was until November 2005 our Executive Vice President.
(5)
Leif T. Carlsson is an independent Director of our Board. The shares beneficially owned are 310,097 options that have vested and are immediately exercisable and a total of 1,022,217 warrants that are exercisable within 60 days from December 12, 2006.

(6)	Victor Halpert was until April 24, 2006, an independent Director of our Board. The shares beneficially owned are a total of 472,223 warrants that are exercisable within 60 days from December 12, 2006.
(7)	Doyal Bryant, the President and CEO of Market Central, Inc. makes all investment decisions on behalf of Market Central, Inc.
(8)	Pat Brant, the President of Loral Skynet Network Services, Inc. makes all investment decisions on behalf of Loral Skynet Network Services, Inc.
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

Ariel Way, Inc.

By	/s/ Arne Dunhem
Name:	Arne Dunhem
Title:	President and Chief Executive Officer,

Date:	December 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	December 12, 2006
Arne Dunhem	Principal Executive Officer and Director

/s/ Arne Dunhem	Acting Chief Financial Officer, Acting Principal Financial	December 12, 2006
Arne Dunhem	and Acting Principal Accounting Officer

/s/ Leif T. Carlsson	Director	December 12, 2006
Leif T. Carlsson