Form 10QSB/A
period 2006-06-30
ARIEL WAY INC
filed 2006-12-13
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
AMENDMENT No. 2

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 11, 2006, the Company had outstanding 38,386,943 shares of its common stock, $0.001 par value share.

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

	NINE MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

REVENUES	$1,993,711	$434,649	$642,782	$434,649

COST OF SERVICES	1,924,781	450,000	484,898	450,000
GROSS PROFIT	68,930	(15,351)	157,884	(15,351)

OPERATING EXPENSES
Professional fees	729,699	603,344	344,786	74,743
Salaries	440,560	57,512	93,368	57,512
Software maintenance	—	37,503	—	29,248
Bank service charges and other	6,723	1,763	4,881	763
Travel and entertainment	82,238	67,157	18,148	22,792
Marketing	17,415	64,080	—	36,550
Insurance	32,957	25,979	8,243	14,951
Payroll taxes and expenses	50,524	86,064	8,134	17,412
Telephone	22,766	20,320	7,760	6,969
Office equipment	1,827	10,718	159	2,215
Depreciation and Amortization	81,614	60,601	12,245	(682)
Foreign currency loss	12,239	—	12,172	—
Office supplies	3,651	5,755	256	305
Rent	391,762	34,320	311,274	23,570
Miscellaneous	26,895	22,334	1,505	17,290
Automobile	130	1,041	—	—
Dues and subscriptions	192	4,506	48	3,685
Postage and delivery	4,227	2,453	724	1,804
Printing	9,295	7,570	5,211	7,092
Bad debt expense	185,235	—	106,790	—
Loss on conditional guarantee	303,328	—	—	—
Other	14,982	—	11,775	—
Total Operating Expenses	2,418,259	1,113,020	947,479	316,219

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(2,349,329)		(1,128,371)	(789,595)	(331,570)

OTHER INCOME (EXPENSE)
Interest income	2,324		10,421	482	10,421
Interest expense	(57,637)		(11,132)	(2,623)	(3,945)
Minority interest	—		69,204	88,264	69,204
Other expense	(55,000)		(1,308)	(55,000)	(401)
Organizational costs	—		(300,000)	—	—
Impairment of goodwill	(100,000)		—	—	—
Total Other (Expense)	(210,313)		(232,815)	31,123	75,279

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,559,642)		(1,361,186)	(758,472)	(256,291)
Provision for income taxes	—		—	—	—

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(2,559,642)		$(1,361,186)	$(758,472)	$(256,291)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.07)	$	(0.05)	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,382,595		29,917,196	38,386,943	38,286,943

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

Depreciation expense for the nine-month periods ended June 30, 2006 and 2005 was $17,864 and $1,851 respectively. Amortization of financing fees for the nine-month periods ended June 30, 2006 and 2005 was $63,750 and $58,750 respectively.

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

In August 2006, the Company renegotiated agreements with its two principal UK customers to provide satellite capacity for a period of a minimum of three months, with a sixty day notice provision to terminate the service, and an automatic monthly extension. The agreement provides for monthly payments of $93,000 for satellite capacity and approximately $20,000 for operating expenses. The satellite provider has agreed to support the contract during this shorter term. The Company is as of December 11, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the charge from Loral Skynet for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

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

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which 160 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of June 30, 2006 and none as of June 30, 2005.

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

The Company is as of December 11, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the cost for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

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

The Company is as of December 11, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the cost for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well.

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

For the nine-month period ended June 30, 2006 total cost of services was $1,924,781 compared to $450,000, for the nine-month period ended June 30, 2005 while the total operating expenses were $2,418,259 compared to $1,113,020 for the nine-month period ended June 30, 2005. The cost of services includes the satellite service expenses. Gross profit was negative during the 2005 nine month period ended June 30, 2005, as the contract pricing for satellite service was in excess of the gross revenue generated from operations. The gross margin improved in 2006, as other higher margin activities were added to the revenue model in 2006. These activities include installation and services of certain satellite transmission equipment.

For the three-month period ended June 30, 2006 total cost of services was $484,898 compared to $450,000, for the three-month period ended June 30, 2005 while the total operating expenses were $947,479 compared to $316,219 for the three-month period ended June 30, 2005. The cost of services decreased due to the termination of the prior contract with the satellite provider, and the reduction in revenue due to the ceasing of the U.S. operations.

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

Operating and Net Losses

The Company generated a net loss of $2,559,642 for the nine-month period ended June 30, 2006 and a net loss of $1,361,186 for the nine-month period ended June 30, 2005.  The losses for the period were generated from the high cost of services and the increased operating expenses incurred during the period. The reduced margin was caused by a lack of revenue sufficient to support the high fixed cost of satellite service. The fixed operating expense of the Company and dbsXmedia, including rent, facilities cost, travel, salaries and other expense also contributed to the substantial loss in the period.

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

The Company is as of December 11, 2006 maintaining the same capacity from Loral Skynet for the UK operation as since April 2005, however, the charge from Loral Skynet for the capacity has been increased substantially and as a result, the UK customers have not accepted a longer-term agreement with the Company. At the expiration of the current shorter-term agreements with the UK customers this will result in loss of significant revenues for the operation in the UK. Further reduction in revenue, or its elimination, may result in a lack of assets available in the UK to satisfy creditors’ claims, as well and dbsXmedia will be forced to curtail or cease its UK business operations.

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

ARIEL WAY, INC.

Date: December 12, 2006	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer