Form 10KSB
period 2006-09-30
ARIEL WAY INC
filed 2007-01-17
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2006

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

Ariel Way’s revenue for its most recent fiscal year ending September 30, 2006 was $2,459,012.

As of  January 12, 2007, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.004  for the common stock as quoted on that date) was approximately $ 55,906.

As of January 12, 2007, the Company had 40,036,785 shares of its common stock, $0.001 par value per share, outstanding.

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

Item 1. Description of Business.

Overview of the Company

Ariel Way, Inc. is a technology and services company for highly secure global communications, multimedia and digital signage solutions and technologies. We are focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers and creating strategic alliances with companies in complementary product lines and service industries. We were initially named Netfran Development Corp., and we provided franchise Internet web site design and consulting services until, on February 2, 2005, when we acquired Ariel Way, Inc. (“Old Ariel Way”) in a share exchange transaction. Old Ariel Way was engaged in the development of highly secure global communications technologies. After the acquisition of Old Ariel Way, we ceased to conduct the franchise business we had previously conducted in order to concentrate solely on the development of the highly secure global communications technology business.

As of September 30, 2006, we marketed and sold our multimedia communications solutions services to clients who are leading finance-oriented services companies primarily in United Kingdom. We also provided services to leading technology and manufacturing companies throughout the United States but in 2006 we closed this operation. As part of our multimedia communications solutions services, we are focused on growing our current customer bases, developing and deploying solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks. Our wholly-owned subsidiary Ariel Way Media, Inc. (“Ariel Way Media”) provides a select set of services previously provided by dbsXmedia to include services for leading finance-oriented services companies, primarily in the United Kingdom.

We were incorporated under the laws of Florida in January, 2000. Our principal executive offices are located at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182 and our telephone number at that address is (703) 918-2430. We maintain a corporate web site at www.arielway.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding various companies including Ariel Way, Inc.

Recent Developments

In January, 2007, dbsXmedia, Ltd, the UK subsidiary, was in the process of filing a liquidation of its operations with the United Kingdom Courts. This would conclude the operations of the subsidiary in the UK.

In January, 2007, Ariel Way Media, Ltd, a new UK subsidiary was formed to provide services in the United Kingdom and Europe for multimedia and digital signage solutions and technologies.

On July 26, 2006, we reported that the Company, on behalf of dbsXmedia, had reached a settlement agreement and general release (the “Settlement and Release”) with Loral Skynet Network Services, Inc. (“Loral Skynet”).

The Settlement and Release provides that both the outstanding balance due from dbsXmedia to Loral Skynet of $2,470,842 and the parental guarantee to the benefit of Loral Skynet by Ariel Way at $1,500,000 on behalf of dbsXmedia will be cancelled and terminated, effective upon payment to Loral Skynet of the Settlement Payment (as defined below).
  The Settlement and Release was made and entered into on July 25, 2006 by and among dbsXmedia, Ariel Way, Loral Skynet, Loral Cyberstar L.L.C. (“LCL”), and CyberStar LLC (“CL”). Loral Skynet, LCL and CL are sometimes referred to in the Settlement and Release collectively as the “Sellers”. Ariel Way and/or dbsXmedia shall pay Loral Skynet a cumulative total payment of $200,000 (the “Settlement Payment”) on the closing date, to occur no later than August 15, 2006, the payment of which may be paid entirely by Ariel Way, entirely by dbsXmedia, or divided between them in any proportion that is agreeable to Ariel Way and dbsXmedia.

Loral Skynet will, immediately upon receipt of the full amount of the Settlement Payment, deliver a bill of sale, assignment, or other appropriate document of conveyance transferring ownership of the foreclosed Collateral from Loral Skynet to dbsXmedia, to Ariel Way, or to a third party designated in writing by Ariel Way. Effective upon Loral Skynet’s receipt of the full amount of the Settlement Payment, each of the Transaction Documents (as defined in the Settlement and Release) related to the acquisition by dbsXmedia of certain assets from Loral Skynet, will be considered terminated by mutual consent of the parties. Upon such termination, all of the parties’ rights and obligations under each of the Transaction Documents will also terminate, including without limitation the non-competition obligations set forth in Section 6.4 of the Asset Purchase Agreement dated April 21, 2005 related to the acquisition by dbsXmedia of certain assets from Loral Skynet, and no party will thereafter have any liability based on such Transaction Documents to any other party. Effective upon Loral Skynet’s receipt of the full amount of the Settlement Payment, each of the Sellers agreed to waive any and all rights it may have to collect, and to release dbsXmedia and Ariel Way from paying, any and all amounts that may currently be due and payable, or may in the future become due and payable to any or all of the Sellers pursuant to any of the Transaction Documents.

The closing of the settlement and release transaction described in the Settlement and Release was required under the terms of the agreement to occur no later than August 15, 2006, unless otherwise agreed upon by the parties. In the event that the closing did not occur on or before August 15, 2006, unless the parties otherwise agree in writing, the Settlement and Release and any and all rights and obligations of the parties thereunder will automatically terminate.

The Company reported that it was engaged in discussions with a potential investor in order to provide it with funding to, among other things, enable the Company us to make the Settlement Payment to Loral Skynet under the Settlement and Release. There can be no assurance that the Company we will be able to obtain such funding and, consequently, be able to consummate the closing under the Settlement and Release.

On August 15, 2006, we announced that the Company and dbsXmedia reached a verbal agreement with Loral Skynet, Loral Cyberstar L.L.C. and CyberStar LLC related to a certain Settlement Agreement and General Release, dated as of July 26, 2006 (the “Settlement Agreement”) and a letter agreement was on August 31, 2006 ratified, signed and executed by all parties. By this letter agreement, the Settlement Agreement was amended to change the references to “15 August 2006” in Section 16 of the Settlement Agreement to “15 September 2006”. The amendment shall be retroactive to the date of the Settlement Agreement.

As of January 12, 2007, the company was not able to satisfy the funding of the settlement agreement to Loral Skynet. As a result, the Company is in default of the agreement and does not have the ability to fulfill the payment of $200,000 to Loral Skynet. Loral Skynet has not advised the Company of its intentions regarding this default. Loral Skynet may enforce its full rights and the Company may be forced into liquidation in the event the settlement is not satisfied.

On September 15, 2006 we filed with the Securities and Exchange Commission a Notice and attached Schedule 14C Information Statement to inform the holders of record of shares of our common stock as of the close of business on the record date, August 23, 2006, that our Board of Directors had recommended, and that the holders of a majority of our common stock, as of such record date, had approved, by written consent in lieu of a special meeting of stockholders dated August 23, 2006, amending our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 250,000,000 shares, consisting of 245,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 600,000,000, consisting of 595,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock. The Notice and the attached Information Statement were circulated to advise our stockholders of a corporate action that had already been approved by written consent of our stockholders who collectively hold a majority of our common stock. Therefore, the Notice and the attached Information Statement were sent to stockholders for informational purposes only. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the corporate action would not be effective until twenty days after the date that the Information Statement was mailed to our stockholders.

On October 19, 2006 we filed with Florida Division of Corporations an amendment of our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 250,000,000 shares, consisting of 245,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 600,000,000, consisting of 595,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock. On October 23, 2006 we received a confirmation that the amendment of our Articles of Incorporation had been accepted by Florida Division of Corporations.

  Financial Condition

The table below provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 7 of this report and “Management’s Discussion and Analysis or Plan of Operations” in Item 6 of this report.

	Year ended September 30,	Year ended September 30,	Cumulative totals February 10, 2004 to September 30,
	2006	2005	2004
Operating Results:
Operating Revenue	$2,459,012	$1,052,616	$41,000
Cost of Services	$2,423,722	$1,123,497	$-
Gross Profit (Loss)	$35,290	$(70,881)	$41,000
Operating Expenses	$3,578,424	$2,275,055	$144,273
Net Income (Loss)	$(3,623,144)	$(2,389,342)	$(103,273)

	September 30,	September 30,	September 30,
	2006	2005	2004
Balance Sheet Data:
Current Assets	$97,305	$496,064	$79,546
Current Liabilities	$3,288,087	$2,890,380	$174,962
Accumulated Deficit	$(6,115,759)	$(2,492,615)	$(103,273)
Shareholder’s Equity (Deficit)	$(3,149,820)	$(1,841,181)	$422,727

Over the past year we had experienced significant growth in revenues and related expenses. Our increase in revenues was due primarily to our acquisition of dbsXmedia. The increased cost of services resulted from the satellite contract with Loral Skynet. Operating expenses remained constant compared to the prior year, despite the increased revenue.

Due to continued substantial losses incurred in the dbsXmedia subsidiaries, the Company ceased the operations of the US subsidiary, and in 2007 liquidated the assets of the UK subsidiary.

The Company has continued to incur substantial losses in the current year, is currently unable to satisfy its current debts, has limited cash flow available for operations and is in the process of negotiating with creditors to settle its debts. If the Company is unable to secure sufficient funding or generate sufficient profitable revenues, the financial condition will continue to deteriorate and the Company may be forced to liquidate or cease operations.

The Company

Ariel Way, Inc. is a technology and services company for highly secure global communications and digital signage solutions and technologies. We are focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers and creating strategic alliances with companies in complementary product lines and service industries. During the fiscal year 2006, our communications solutions were provided by our majority-owned subsidiary dbsXmedia, Inc., a Delaware corporation (“dbsXmedia”). As previously noted this operational unit was discontinued in 2006.

During 2005 we had certain ongoing technology development efforts for highly secure telecommunications services through our wholly-owned subsidiary Enfotec, Inc., a Delaware corporation (“Enfotec”). However, the Enfotec operation was during 2006 on hold due to lack of customer opportunities and is pending a decision as to its future operation.

During the fiscal year ended September 30, 2006, dbsXmedia provided communication infrastructure and integrated multimedia services to corporations throughout the United States and Europe. dbsXmedia operated from offices in Frederick, Maryland and Plymouth, United Kingdom, providing solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks. Digital signage includes technologies using LCD TV and plasma screens to deliver video based messaging directly to consumer audiences. Digital signage is an effective direct advertising method providing focused marketing for targeted audiences. Integrated multimedia services include music radio, video, and IP (Internet Protocol)-based file transfer for training/catalogs/point of sale integrated with other information to the clients.

Our wholly-owned subsidiary Ariel Way Media provides a select set of services, including services for leading finance-oriented services companies, in the United Kingdom.

Enfotec is a development stage company that is intended to design, manufacture and market high-speed security appliance solutions with a fully-integrated Linux operating system, which is an open-based operating system that integrates high-performance Virtual Private Network, “VPN”, firewall, intrusion detection, anti-virus and management in a single network appliance. Enfotec’s “EN” Security Appliance and “CSA” Custom Security Appliance products feature hardware-based technology that delivers true wire-line data speed performance and high level of security.

Competition

We believe that we can be competitive based on several factor including price, engineering support to the customers and in maintenance support of the purchased or installed equipment.

Our highly secure global communications and digital signage solutions and technologies services are provided by Ariel Way Media. We believe our primary competitors include: GlobeCast, an operational division within France Telecom that has been proactive and successful with satellite services for BTV over the past three years, Convergent which we believe is the largest competitor in terms of revenue and specializes in interactive training to high tech industries and federal and local governments, and EchoStar, which is pursuing BTV largely due to the available satellite transmission capacity on its own satellites. Other significant competitors of which we are aware include Broadcast International and Inmedia, and British Telecom.

We believe that we can be competitive based on factors including price, service offering, installation service, maintenance support and engineering support.

For Enfotec, we believe our primary competitors to be various data security companies. As telecommunication networks become increasingly sophisticated and mission critical, we believe, the advent of true high-speed security alternatives becomes crucial for cost effective capacity scalable implementation strategies.

Sales And Marketing

We intend to focus our marketing to select opportunities and the media for profile building. We intend to emphasize marketing of our retail products, again using targeted marketing. We envisage this stage requiring trade shows, demonstration periods and a quality blend of salesmanship with effective documentation.

Intellectual Property

We have for Enfotec filed disclosure documents with the US Patent Office on two technologies, Chain Packet Processing and Pattern Signature Recognition. These technologies are at the core of our Enfotec products. These are the enabling technologies that, we believe, allow us to perform at speeds better than proprietary platforms offered by our competitors while having an open system architecture at our core.

Enfotec filed Disclosure Documents with the US Patent Office for protection of:

•	Chained Packet Processing, “CPP”, with Patent Office Disclosure Document No. 528391; and

•	Packet Signature Recognition, “PSR” technologies, with Patent Office Disclosure Document No. 528389

We intend to actively pursue through research and development additional advanced intellectual properties in the area of global highly secure telecommunications and associated technologies and we intend to apply for protection of all intellectual properties with the US Patent Office.

Governmental Approvals

Our services require using third party providers with access to the required governmental permits and approvals. Thus we believe that there is no need for any specific government approval for our services.

We do not believe that there is a need for any specific government approval for any of Enfotec’s products and for their highly secure technologies since these do not include any radio transmitters and do not radiate any radio frequency signals.

Enfotec has applied for and been approved for exportation licensing regarding its entire product line.

Employees

As of January 12, 2007, we employed 2 full-time or part-time employees and 5 consultants. We have no collective bargaining agreements with our employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan.

Item 2. Description of Property

Our principal headquarters executive offices are located in approximately 900 square feet of office space at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182. The term of the lease is on a month-to-month basis. Our subsidiary dbsXmedia occupies approximately 875 square feet of office space at Plymouth, United Kingdom. The lease is on a month-to-month basis.

Item 3. Legal Proceedings

In June, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expired in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending September 30, 2006. The lease is personally guaranteed by the former President of dbsXmedia, Inc.

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

	Bid Price Per Share
	High	Low
2003
October 2003 - December 2003	$1.25	$1.05
2004
January 2004 - March 2004	$1.25	$0.90
April 2004 - June 2004	$0.90	$0.06
July 2004 - September 2004	$1.04	$0.11
October 2004 - December 2004	$0.75	$0.10
2005
January 2005 - March 2005	$0.37	$0.25
April 2005 - June 2005	$0.35	$0.05
July 2005 - September 2005	$0.05	$0.02
October 2005 - December 2005	$0.05	$0.04
2006
January 2006 - March 2006	$0.08	$0.01
April 2006 - June 2006	$0.03	$0.01
July 2006 - September 2006	$0.01	$0.01

Stockholders

As of January 12, 2007, we believe there were approximately 299 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

We did not grant any options during the year ended September 30, 2006 under the 2003 Stock Incentive Plan. Options that had been granted by us prior to February 2, 2005 and had not been exercised as of that date were cancelled pursuant to the Share Exchange Agreement dated January 20, 2005, between Netfran, Old Ariel Way and the shareholders of Old Ariel Way common stock.

The following table sets forth certain information, as of September 30, 2006, concerning securities authorized for issuance under the 2003 Stock Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	N/A	275,000
Equity compensation plans not approved by security holders (2)	15,922,320	$0.028	N/A
Total	15,922,320	$0.028	N/A

(1)	Includes 600,000 shares available for issuance under our 2003 Stock Incentive Plan, or Plan, all of which may be issued as stock options, restricted stock or stock bonuses.

(2)	Includes options to purchase 310,097 shares and warrants to purchase 15,612,223 shares outstanding as of September 30, 2006 that were issued by Ariel Way under non-plan options and warrants.

Ariel Way Non-Plan Option and Warrant Grants

We currently have no option grant outstanding which was granted under our 2003 Stock Incentive Plan. The remaining options and warrants outstanding were granted to individuals outside of any equity compensation plan adopted by us (“Non-Plan Grants”). As of September 30, 2006, of these Non-Plan Grants, options to purchase 310,097 shares, that have all vested, were held by one of our members of our board of directors, warrants to purchase 4,750,000 shares, out of which 2,831,105 that have vested, were held by members of our board of directors and warrants to purchase 3,150,000 shares, out of which 1,720,000 that have vested, were held by executive officers of Ariel Way. Warrants to purchase 10,862,223 shares, out of which 9,432,223 that have vested, were held by other individuals or entities. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the board of directors of Ariel Way. The Non-Plan Grants have not been approved by our stockholders.

Pursuant to SFAS 123 (revised December 2004), we recorded $568,109 of compensation expense related to the options and warrants vested since January 1, 2006.

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

On October 12, 2005, the Company issued 100,000 shares of the Company’s common stock to MarketLink Technologies, L.L.C. pursuant to a settlement agreement between the Company and MarketLink Technologies, L.L.C. related to Enfotec, Inc. liabilities dated September 9, 2005. The market value per share at the time the shares were issued was $0.03 per share. An expense of $3,000 was recorded in relation to this issuance of shares.

On December 31, 2005, we granted Loral Skynet, a warrant to purchase 3,000,000 shares of our common stock that is exercisable at $0.05 per share in connection with a financial settlement related to certain dbsXmedia, Inc. debt to Loral Skynet. Cost of services in the amount of $115,823 was recorded in relation to the issuance of this warrant, based upon the valuation utilizing the Black-Sholes model, at the date of issuance of the warrant.

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities. The value per share at the time the shares were issued was $10,031 per share of Series A Preferred Shares.

On December 27, 2006, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,649,842 shares of its common stock at a conversion price of $0.00152 per share.

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,128,600, the fair value of our stock at that time. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares.

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

 Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act. Each such issuance was made pursuant to individual contracts that are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about our Company to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the results of operations and financial position as of and for the two years ended September 30, 2006 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this 10-KSB. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to dollar amounts in this section are in United States dollars.

Revenue and Expenses

Overall Operating Results:

Revenue was $2,459,012 and $1,052,616 for the fiscal years ended September 30, 2006 and 2005 respectively. The increased revenue resulted from the acquisition of the assets of dbsXmedia in April 2005, which resulted in revenue for a portion of fiscal year 2005. Gross margin for the fiscal year ended September 30, 2006 was $35,290, compared to a gross margin loss of $70,881 for the fiscal year ended September 30, 2005. The low margin and loss was due to substantial costs incurred related to the satellite provider.
Total operating expenses were $3,578,424 and $2,275,055 for the fiscal years ended September 30, 2006 and 2005. Operating expenses increased from 2005 to 2006 due to several factors. Professional fees incurred in 2006 increased by approximately $390,000 as a result of utilization of outside service providers due to the termination of the dbsXmedia management and the CFO. Rent expense increased by approximately $330,000 due to the vacating of the Frederick office facilities and the accrual of balance of rent due on the lease obligation. Bad debt expense increased by approximately $268,000, due to the assessment of collectibility of the accounts receivable balances. Goodwill impairment decreased by approximately $400,000 from 2005 to 2006 as the remaining goodwill was written off based upon management’s assessment of the value of the assets. Additional expenses for the issuance of warrants, and the impact of SFAS 123 (revised) resulted in approximately $568,000 of compensation and expense for the year ended September 30, 2006.

As of September 30, 2006 cash and cash equivalents was $46,050 compared to $122,640 as of September 30, 2005. Cash balances decreased as the company worked to satisfy substantial outstanding debts. As of September 30, 2006, accounts payable and accrued expenses were $2,889,260, compared to September 30, 2005 balances of $1,390,380. This increase was due to substantial losses incurred in the fiscal year ended September 30, 2006 and the reduced cash flow from operations.

As noted and more fully discussed in the footnotes to the financial statements, the promissory note and debentures payable at September 30, 2005, of $1,000,000 and $500,000 were converted to Series A convertible preferred stock during the fiscal year ended September 30, 2006.

Operations and Net Losses

The net loss for the fiscal year ended September 30, 2006 was $3,623,144 compared to a net loss of $2,389,342 for the fiscal year ended September 30, 2005. The increased losses were due to the reduced margins and reduced revenues from the dsbXmedia operations. The losses were further increased by the ceasing of the dbsXmedia business in the United States, the termination of the office space lease, the substantial accounts receivable write-offs, the reduction in goodwill assets, and the increased professional fees incurred in 2006.

 As of September 30, 2006 the accumulated deficit was $6,115,759, that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

 Application of Critical Accounting Policies

We prepare our consolidated financial statement in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our significant accounting policies are discussed in Note 2 to the consolidated financial statements.

We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill and other intangible assets and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience, where available, and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

Management believes the following reflect its more significant accounting policies and estimates used in the preparation of its consolidated financial statements. Our senior management has discussed the development of each of the following accounting policies and estimates and the following disclosures with the audit committee of our board of directors.

Goodwill

We reported goodwill impairment during the fiscal year ended September 30, 2006 of $100,000. The impairment was the reduction of goodwill recorded as a result of the asset purchase transaction with Loral Skynet in April 2005. See footnote 2 Goodwill and Other Intangible Assets, to the consolidated financial statements.

Goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that upon review at a later date material impairment charges will not be required.

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

Property, Plant and Equipment

Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.We did not change the useful lives of any property, plant and equipment in the year ended September 30, 2006.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. During the year ended September 30, 2006 the Company wrote off approximately $71,000 in fixed assets due to the impairment of the value, in connection with the foreclosure by Loral.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $46,050. The Company was unable to satisfy current debts, and is in default in its loan obligations.

Net cash used by operating activities was $169,470 for the fiscal year ended September 30, 2006 compared with $1,081,254 for the fiscal year ended September 30, 2005.

  As of September 30, 2006 the Stockholders’ Deficit was $3,149,820 compared with September 30, 2005, of $1,841,181. At September 30, 2006, we had a negative working capital (current assets minus current liabilities) of $3,190,782 compared with negative working capital of approximately $2,394,000 at September 30, 2005.

There is a significant working capital deficit. Additional funding is required in order to sustain our current operations. There is limited cash flow from current operations. We are attempting to secure debt and equity funding from external sources, including existing shareholders. We may not be able to obtain additional sources of financing. Funding is required to first satisfy existing debts and current operational expenses.

On February 28, 2006, in order to improve the liquidity and equity structure of the Company, $500,000 of Debentures payable and $1,000,000 of Promissory notes were converted to Convertible Preferred Stock, as referenced and detailed in Note 4 and Note 5 to the Notes to the Consolidated Financial Statements for the year ended September 30, 2006 and 2005.

If our revenue from operations and funds raised are not sufficient to implement our business plan, we will be required to raise money from other sources. Other sources of funds may not be available or may be available only on terms that are unfavorable to us. If we are unable to raise sufficient funds, the implementation of our Plan of Operation will be delayed and we may cease operations.

Going concern

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern as follows:

The closing of the dbsXmedia US offices, notification to customers of the termination of services by Loral Skynet, the elimination of the revenue and costs from that operation, and the elimination of all staff at the site.

The inability of the company to fund current operations and satisfy its current debts when due.

The current default of its loans from shareholders.

The current default of the settlement agreement with Loral Skynet, and the potential foreclosure of corporate assets by the secured creditor.

The Company's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans in order to provide positive cash flow from operations and fiscal year 2007:

•	Raise additional capital or secure funding from credit sources.

•	Expand and develop its Business TV business with existing customer base and additional contracts for new services.

•	Continue to develop and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

•	Continue overall cost and expense control and adoption of efficient service and equipment roll-out approaches resulting in improved gross profits and reduced operating expenses.

•	Expand operation and revenue base through an aggressive acquisition program of profitable companies with operation and services with synergy to its current operation.

•
Develop strategic partnerships with major companies in the area of secure wireless communications supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

•	Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

Although the results of these actions cannot be predicted with any degree of certainty, management believes that if the Company can continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2007, the Company has the ability ultimately to return to profitability.

Off-Balance Sheet Arrangements

At September 30, 2006, the following guarantees and indemnifications were issued and outstanding:

On April 21, 2005 the Company’s subsidiary completed a transaction with Loral Skynet in which the Company provided a $3,000,000 parental guarantee on behalf of dbsXmedia. The Company’s commitment was reduced on April 21, 2006 to $1,500,000. dbsXmedia is, and thereby also the Company, is currently in default of this parental guarantee and is in the process of negotiating a settlement with Loral Skynet.

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

As of January, 2007, the company was not able to satisfy the funding of the settlement agreement to Loral Skynet. As a result, the Company is in default of the agreement and does not have the ability to fulfill the payment of $200,000 to Loral Skynet. Loral Skynet has not advised the Company of its intentions regarding this default. Loral Skynet may enforce its full rights and the Company may be forced into liquidation in the event the settlement is not satisfied.

Plan of Operation

In April 2005, the Company completed the acquisition of the start-up company dbsXmedia, Inc. and established satellite business TV services as a new line of business through this subsidiary. Through dbsXmedia, we provided communication infrastructure and integrated multimedia services to corporations throughout the United States and Europe. dbsXmedia operated from offices in Frederick, Maryland and Plymouth, United Kingdom, providing solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks. Digital signage includes technologies using LCD TV and plasma screens to deliver video based messaging directly to consumer audiences. We believe digital signage is an effective direct advertising method providing individually targeted marketing. Integrated multimedia services include music radio, video, and IP (Internet Protocol)-based file transfer for training/catalogs/point of sale integrated with other information to the clients. As previously noted, dbsXmedia ceased operations in the US in May, 2006.

Our wholly-owned subsidiary Ariel Way Media provides a select set of services previously provided by dbsXmedia to include services for leading finance-oriented services companies, primarily in the United Kingdom.

Over the past year we had experienced significant growth in revenues and related expenses. Our increase in revenues was due primarily to our acquisition of dbsXmedia. However, due to dbsXmedia not achieving anticipated profitability and cash flow, failing its financial business plan, and mounting debt to Loral Skynet for satellite services, its management team departing dbsXmedia, we were obligated to wind-up a majority of the activities by and services provided by dbsXmedia. We have embarked on building on the experience gained from the dbsXmedia operation and expanding into the dynamic digital signage business through our subsidiary company Ariel Way Media. In addition, we are taking a number of measures designed to improve our financial condition such as looking into other potential acquisitions, cost reductions, expansion of the dbsXmedia multimedia experience and the integration of various new acquisitions. However, if revenue and cash provided by operations do not outpace our expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, thereby potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

We are pursuing both acquisitions and strategic alliances to leverage our strategy of creating a technology and services company for highly secure global communications solutions and technologies. Our objectives are to create high margin revenues and shareholder value, expand our reach in the global market for highly secure global communications solutions and technologies and position us to play a more visible role in providing next generation highly secure communications digital signage solutions, products, services and technologies.

In order to implement our overall business plan including both the full development of a digital signage business, we intend to attempt to raise at least $5,000,000 over the next 12 months in order to fund:

•	Expenses associated with acquisitions of companies;

•	Investment in laboratory facilities including test and simulation equipment;

•	Acquisition or licensing of certain intellectual property related to the development of highly secure communications technology and software development technology;

•	Compensation for employees and consultants;

•	Legal and accounting fees and other general administrative overhead;

•	General working capital purposes

In addition, we may need additional funds if we use a greater percentage of cash rather than stock in connection with future acquisitions.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of this SFAS is fully discussed in Note 2 to the Financial Statements as of September 30, 2006 and 2005.

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

Inflation

Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisted primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be readily recoverable in the price of services offered by us.

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

We have only a limited operating history with our revised and new business model upon which to base an evaluation of our current business and future prospects. Our limited operating history with the new business model makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we may encounter as a developing company with a revised and new business model in the rapidly evolving market for technology and services supporting the business of highly secure global communications. These risks and difficulties include, but are not limited to, the following:

•	our revised and new and unproven business and technology model;

•	a limited number of service offerings and risks associated with developing new product and service offerings;

•	the difficulties we may face in managing rapid growth in personnel and operations;

•	a failure of our physical infrastructure or internal systems caused by a denial of service, third-party attack, employee error or malfeasance, or other causes;

•	a general failure of satellite services and the Internet that impairs our ability to deliver our service;

•	a loss or breach of confidentiality of customer data;

•	the negative impact on our brand, reputation or trustworthiness caused by any significant unavailability of our service;

•	the systematic failure of a core component of our service from which it would be difficult for us to recover;

•	the timing and success of new service introductions and new technologies by our competitors;

•	our ability to acquire and merge subsidiaries in a highly competitive market; and

•	drastic changes in the regulatory environment that could have an adverse impact in the Telecommunications industry.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could force us to curtail or cease our business operations.

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue to operate as a going concern unless we obtain additional funding

We have historically lost money. In the fiscal year ended September 30, 2006 we had a net loss of $3,623,144 and for the fiscal year ended September 30, 2005 we had a net loss of $2,389,342. Future losses are likely to occur. Accordingly, we are experiencing liquidity and cash flow problems and we may not be able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2006, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements as of September 30, 2006, the Company did not generate sufficient cash flows from revenues during the year ended September 30, 2006, to fund its operations. Also at September 30, 2006, the Company had negative net working capital of $3,190,782. The Company’s net working capital position has continued to deteriorate. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note 11 to the accompanying financial statements as of September 30, 2006. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the Company is successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the year ended September 30, 2006, we reduced our staffing in order to conserve cash, as our level of business activity declined. As a result, there is very limited segregation of duties, this is a material weakness in internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only two employees at the Company, segregation of duties is not practicable.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue. Further, we ceased the operations of two locations and future revenue is likely to be limited.
We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of September 30, 2006, we had an accumulated deficit of $6,115,759. In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

Our operating results are not possible to predict because we have limited operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

We will need to raise additional capital to continue our operations and consummate any future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we need to raise additional capital to fund additional acquisitions and/or to fund operations. We anticipate that these additional funds will be in the range of $5 million to $10 million, depending on the pace and size of our acquisitions. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of September 30, 2006, we had $46,050 cash on hand and our total current assets were $97,305 as of September 30, 2006. We have a working capital deficit of $3,190,782.

We will need to raise additional capital to fund our working capital deficit, our anticipated operating expenses and our strategic business plan. Among other things, external financing will be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we may be forced to curtail or cease our business operations. We estimate that we will require $5,000,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business, may result in a lower stock price and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to resell their shares due to suitability requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

Our common stock has a small public float and future sales of our common stock, may negatively affect the market price of our common stock.

As of January 12, 2007, there were 40,036,785 shares of our common stock outstanding, at a closing market price of $0.004 for a total market valuation of approximately $160,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 21,173,735 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 6.6 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding; see Item 5 of this report) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

We have and will continue to incur increased costs as a result of being a public company.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NYSE and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. However, we believe that that it is important to provide a mechanism to grant stock options and other stock awards to employees, non-employee directors and consultants as an incentive, and to tie their interests closer to those of our stockholders.

We have a new executive team and may not be successful in integrating the management teams of companies acquired which could adversely affect the leadership of Ariel Way, divert management time and adversely affect the business and results of operations

As a result of completion of our acquisition of Old Ariel Way on February 2, 2005, Mr. Arne Dunhem became our new Chairman, President and Chief Executive Officer. Failure to successfully integrate the management teams of other acquired companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel.

Our business revenue generation model is unproven and could fail

Our revenue model is revised and new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to provide quality highly secure global communications and digital signage solutions and technologies to our customers and to develop and ultimately sell various security appliances products and digital signage services. We have limited experience with our highly secure global communications and digital signage solutions and technologies business and our success is largely dependent upon our ability to successfully integrate and manage any acquisitions we may consummate. If we are unable to sell our services and provide them efficiently, we will be forced to curtail or cease our business operations.

The winding-up of activities by and operations of dbsXmedia and its business and transfer our Company to a new business model based on dbsXmedia experience may not be successful and could fail

Over the past year we had experienced significant growth in revenues and related expenses. Our increase in revenues was due primarily to our acquisition of dbsXmedia. However, due to dbsXmedia not achieving anticipated profitability and cash flow, failing its financial business plan, and mounting debt to Loral Skynet for satellite services, its management team departing dbsXmedia, we were obligated to wind-up a majority of the activities by and services provided by dbsXmedia. We have embarked on building on the experience gained from the dbsXmedia operation and expanding into the dynamic digital signage business through our subsidiary company Ariel Way Media. In addition, we are taking a number of measures designed to improve our financial condition such as looking into other potential acquisitions, cost reductions, expansion of the dbsXmedia multimedia experience and the integration of various new acquisitions. However, if revenue and cash provided by operations do not exceed expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, and the company could be forced to cease operations.

If we are not able to compete effectively in the highly competitive highly secure global communications and digital signage solutions and technologies industries we may be forced to curtail or cease operations

Our ability to compete effectively with our competitors depends on the following factors, among others:

•	the performance of our products, services and technology in a manner that meets customer expectations;

•	the success of our efforts to develop effective channels of distribution for our products and services;

•	our ability to price our products and services that are of a quality and at a price point that is competitive with similar or comparable products and services offered by our competitors;

•	general conditions in the highly secure global communications and digital signage solutions and technologies industries;

•	the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;

•	our ability to effectively compete with companies that have substantially greater market presence and financial, technical, marketing and other resources than we have; and

•
our ability to adapt to the consolidation of providers of highly secure global communications and digital signage solutions and technologies with or into larger entities, or entry of new entities into the highly secure global communications and digital signage solutions and technologies market, would likely result in greater competition for us.

If we are unable to successfully compete in our industry, we may be forced to curtail or cease our business operations.

Consolidations in the industry in which we compete could adversely affect our businesses to include a reduction or elimination of our proportionate share of those markets

The highly secure global communications and digital signage solutions and technologies industry has experienced consolidation of participants, and this trend may continue. If highly secure global communications and digital signage solutions and technologies providers consolidate with companies that utilize technologies that are similar to or compete with our secure technology, our proportionate share of the emerging market for highly secure global communications and digital signage solutions and technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could cause us to curtail or cease our business operations.

We believe that our ability to compete successfully in the highly secure global communications and digital signage solutions and technologies market depends on a number of factors, including market presence; the adequacy of its member and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the capabilities provided by our solutions and technologies; our pricing policies, our competitors and suppliers; the timing of introductions of new services by us and our competitors; our ability to support existing and emerging industry standards; and industry and general economic trends. If any of these factors negatively impact us, we may be forced to curtail or cease our business operations.

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

Sales to customers outside the United States expose us to risks inherent in international sales

Our anticipated sales outside the United States represent, in addition to our anticipated sales in the Americas, a significant portion of our future total revenue. We intend to expand our domestic and international sales efforts. As a result, we will be subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. These risks and challenges include:

•	localization of our technologies and services, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	more established competitors with greater resources;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax, privacy and data protection laws and regulations;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic and political conditions.

These factors could force us to curtail or cease our business operations.

We may not be able to keep up with rapid technological changes, which could render our solutions, technologies and processes obsolete

The highly secure global communications and digital signage solutions and technologies industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. If we are unable to expand and upgrade our technology and systems, and successfully integrate new technologies or systems in the future, to accommodate such increases in a timely manner, we may be forced to curtail or cease our business operations.

We may not effectively manage the growth necessary to execute our business plan, which could adversely affect the quality of our operations and our costs

In order to achieve the critical mass of business activity that we believe is necessary to successfully execute our business plan; we must significantly increase the business operation through acquisitions in addition to increasing the number of strategic partners and customers that use our solutions, technologies and services. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. If we do not manage our growth effectively, we could be forced to curtail or cease our business operations.

We may not successfully execute or integrate acquisitions

Our business model is dependent upon growth through acquisition of other technology and communications solutions providers. We expect to attempt to complete acquisitions that we anticipate will enable us to build our highly secure global communications solutions and technologies business. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs, and restructuring and other related expenses; or

•	Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could force us to curtail or cease our business operations.

If we were to lose the services of members of our management team, we may not be able to execute our business strategy

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO Arne Dunhem is critical to the overall management of Ariel Way as well as the development and implementation of our business strategy. Although we do not have a formal employment agreement with Mr. Dunhem and other key personnel, we intend to design each of their employment agreements to provide incentives to our executives to fulfill the terms of their agreements with us, each executive or employee may terminate their employment with us at any time. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

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

Item 7. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED SEPTEMBER 30, 2006 AND
SEPTEMBER 30, 2005

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED SEPTEMBER 30, 2006 AND
SEPTEMBER 30, 2005

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-1-2

Consolidated Financial Statements

Consolidated Balance Sheet as of September 30, 2006	F-3

Consolidated Statements of Operations for the Years Ended September 30, 2006 and September 30, 2005	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years September 30, 2006 and September 30, 2005	F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006 and September 30, 2005	F-6-7

Notes to Consolidated Financial Statements	F-8-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ariel Way, Inc.
8000 towers Crescent Drive, Ste. 1220
Vienna, VA 22182

We have audited the accompanying consolidated balance sheet of Ariel Way, Inc., (the “Company”) as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ariel Way, Inc., as of September 30, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note11 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended September 30, 2006, to fund its operations. Also at September 30, 2006, the Company had negative net working capital of $3,190,782. The Company’s net working capital position has continued to deteriorate into the first quarter of 2007. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

December 1, 2006

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,050
Accounts receivable - net	30,907
Prepaid expenses and other current assets	20,348

Total current assets	97,305

PROPERTY AND EQUIPMENT - NET	40,962

TOTAL ASSETS	$138,267

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,889,260
Deferred revenue	324,168
Promissory notes	74,659

Total current liabilities	3,288,087

Total liabilities	3,288,087

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized;
160 shares issued and outstanding
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized,160 issued and outstanding	-
Common stock, $.001 par value; 245,000,000 shares authorized;
38,386,943 shares issued and outstanding	38,386
Additional paid-in capital	2,927,553
Accumulated deficit	(6,115,759)

Total stockholders' equity (deficit)	(3,149,820)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$138,267

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	September 30,	September 30,
	2006	2005

REVENUES	$2,459,012	$1,052,616

COST OF SERVICES	2,423,722	1,123,497

GROSS PROFIT (LOSS)	35,290	(70,881)

OPERATING EXPENSES
Selling and marketing	24,915	85,748
General and administrative	3,361,005	1,572,084
Depreciation, and amortization	92,504	112,395
Goodwill impairment	100,000	504,828
Total Operating Expenses	3,578,424	2,275,055

INCOME (LOSS) BEFORE OTHER EXPENSE	(3,543,134)	(2,345,936)

OTHER INCOME (EXPENSE)
Interest expense, net	(80,010)	(43,406)
Total Other Income (Expense)	(80,010)	(43,406)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,623,144)	(2,389,342)
Provision for income taxes	-	-

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(3,623,144)	$(2,389,342)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.09)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,383,682	35,215,785

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

					Additional		Deferred
	Preferred Stock		Common Stock		Paid-In	Accumulated	Financing
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Fees	Total

Balance, October 1, 2004	-	-	19,860,000	$19,860	$1,634,740	$(103,273)	$(1,128,600)	$422,727

Common stock issued in reverse merger			17,428,260	17,428	(17,428)	-	-	-

Common stock issued for services			499,342	499	99,369	-	-	99,868

Common stock issued for services			499,341	499	99,368	-	-	99,867

Termination Cornell deal			-	-	(1,128,600)	-	1,128,600	-

Preferred stock issued	2,000,000	2,000,000	-	-	-	-	-	2,000,000

Redemption of preferred stock	(2,000,000)	(2,000,000)	-	-	(74,301)	-	-	(2,074,301)

Net (loss) for the period	-	-	-	-	-	(2,389,342)	-	(2,389,342)

Balance, September 30, 2005	-	-	38,286,943	$38,286	$613,148	$(2,492,615)	-	$(1,841,181)

Common stock issued to MarketLink			100,000	100	2,900	-	-	3,000

Preferred stock conversion	160	-	-	-	1,604,967	-	-	1,604,967

Issuance of Warrants					706,538			706,538

Net (loss) for the period	-	-	-	-	-	(3,623,144)	-	(3,623,144)

Balance, September 30, 2006	160	-	38,386,943	$38,386	$2,927,553	$(6,115,759)	-	$(3,149,820)

  The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,623,144)	$(2,389,342)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	-	199,736
Depreciation, and amortization	92,504	112,395
Write off of fixed assets	143,431	-
Issuance of warrants for compensation	706,538	-
Minority interest	88,264	(88,264)
Goodwill impairment	100,000	504,828

Changes in assets and liabilities:
(Increase) in accounts receivable	284,248	(315,155)
Decrease (Increase) in prepaid expenses	112,921	(19,870)
(Increase) in deferred revenue	324,168	-
Increase in accounts payable and accrued expenses	1,603,847	914,418
Total adjustments	3,455,921	1,308,088

Net cash provided by (used in) operating activities	(167,223)	(1,081,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	-	(100,000)
Acquisition of property and equipment	(2,247)	(208,373)
Acquisition of financing fees	-	(107,500)

Net cash (used in) investing activities	(2,247)	(415,873)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	15,221	90,221
Proceeds from promissory note - related party	-	1,000,000
Proceeds from long-term debt, net	77,659	-
Proceeds from convertible debenture	-	500,000

Net cash provided by financing activities	92,880	1,590,221

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,590)	93,094

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	122,640	29,546

CASH AND CASH EQUIVALENTS - END OF YEAR	$46,050	$122,640

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	September 30,	September 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$-	$3,945
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Net effect of acquisition of dbsXmedia Inc.:
Equipment, net	-	90,000
Contracts	-	210,000
Goodwill	-	100,000
Note payable	-	(400,000)

Net effect of the acquisition of dbsXmedia, Inc.	$-	$-

Common stock issued for services	$-	$199,736

Conversion of notes payable and convertible debentures for preferred stock	$1,500,000	$-

Preferred stock issued for note interest	$104,967	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

Ariel Way, Inc., a Florida corporation (“Ariel Way” or the “Company”), is a technology and services company for highly secure global communications, multimedia and digital signage solutions and technologies. The Company is focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers and creating strategic alliances with companies in complementary product lines and service industries.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

The Company does not maintain cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation.

Revenue Recognition

The Company records its transactions under the accrual method of accounting where income is recognized when the services are rendered.

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
SEPTEMBER 30, 2006 AND 2005

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Asset Impairment

Under SFAS 121 need to measure the impairment loss by the difference between the fair value of the assets and its carry value. The Company performs an impairment test on an asset group to be discontinued, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less transaction costs and compare it to the carrying value of the asset group. An impairment charge is recognized when the carrying value exceeds the estimated fair market value. When the estimated fair market value exceeds the carrying value of the asset group, gain is recognized upon disposal.

Foreclosed Assets

On June 21, 2006, the Company filed with the Securities and Exchange Commission its quarterly report for the period ending March 31, 2006. In this filing, the Company disclosed that on May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. (“dbsXmedia or “Debtor”) received a letter from Loral Skynet Network Services, Inc. (“Loral Skynet”), with the text of the letter included in the disclosure. The disclosed letter stated that Debtor was in default under that certain Security Agreement, dated as of April 21, 2005 (the "Security Agreement"), by and among Debtor, Loral Skynet, CyberStar, L.P. and CyberStar, LLC, granting a security interest in the Collateral there under (which includes all business television-related assets and receivables of dbsXmedia). dbsXmedia carried the fixed assets with a book value of $90,000 as of the date of this notice. In the letter, Loral Skynet requested that dbsXmedia send to Loral Skynet a signed, written statement of dbsXmedia’s objection to certain of its actions, to include foreclosure of the Collateral, within twenty (20) days of the date of the letter. If Loral Skynet had not received a signed, written objection from dbsXmedia within the prescribed time period, dbsXmedia would be deemed to have consented to the proposed actions by Loral Skynet and would have no further right to object thereto, and Loral Skynet would retain the Collateral in partial satisfaction of the Balance, as described in the letter. The Company’s subsidiary dbsXmedia did not send a written statement of objection to Loral Skynet by May 28, 2006 and, as a result, dbsXmedia was deemed to have consented to the actions proposed by Loral Skynet in its May 8, 2006 letter, has no further right to object thereto, and Loral Skynet was entitled to retain the Collateral in partial satisfaction of the Balance, as described in the letter. As of September 30, 2006 the company has written off all of the $90,000 in assets attributed to this transaction.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

The company has also determined that the value of the fixed assets in the UK and abandoned Frederick, MD office are subject to this foreclosure and those assets have been written off in the amount of $27,093 as of September 30, 2006.

An additional $26,338 of fixed assets were written-off in the year ended September 30, 2006.

Property and Equipment

Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

Computer equipment	3 - 5 years
Automobile	3 - 5 years
Equipment	5 - 7 years

Differences between the straight-line method of depreciation and the tax-accelerated method of depreciation are immaterial.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Asset ”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

Reclassification

Certain amounts in the September 30, 2005 financial statements were reclassified to conform to the September 30, 2006 presentation.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $24,915 and $85,748 for the years ended September 30, 2006 and 2005, respectively.

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

Accounts receivable are generally due within 30 days and collateral is not required. The Company has made allowance of $268,026 for the doubtful accounts as of September 30, 2006.

Deferred Revenue

The Company’s balance sheet as of September 30, 2006 includes deferred revenue at $324,168. This relates to a pre-payment from a UK customer for services to be performed by the Company during calendar year 2006. The amount was recorded as deferred revenue and will be recognized monthly as earned.

Policy for Charging Bad Debt

The allowance for doubtful accounts is our estimate of the credit losses related to impaired receivables at the date of the financial statements. This allowance is based on factors including the credit quality of our customers and general economic measures. Additions to the allowance for doubtful accounts are made by recording charges to the bad debt expense account on our statement of income. Accounts receivable balances are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, and other factors. Recoveries on accounts receivable balances previously charged off as uncollectible are credited to the allowance for doubtful accounts.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Cornell Capital for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital. All deferred financing fees were expensed in the year ended September 30, 2006.

Stock-Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

As of September 30, 2006 there was $2,091,754 of total compensation costs related to vested stock options and warrants. $568,109 was recognized in the year ended September 30, 2006 for the unvested stock options and warrants, leaving unrecognized compensation of $1,523,644 related to vested stock options and warrants. On December 31, 2005 the Company issued 3,000,000 warrants in connection with a settlement agreement with Loral Skynet and the fair market value of those warrants using the Black-Scholes pricing model was $115,823. In connection with the financing of a $600,000 promissory note on July 28, 2005, 1,000,000 warrants were issued to Montgomery Equity. The fair market value of those warrants using the Black-Scholes pricing model was $22,606.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended September 30, 2006 and 2005 if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employee compensation:

	Year ended September 30,
	2006	2005
Net income (loss), as reported	$(3,623,144)	$(2,389,342)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	-	(2,091,754)
Pro forma net income (loss)	$(3,623,144	$(4,481,096)
Earnings (loss) per share:
As reported:
Basic	$(0.09)	$(0.13)

The fair value of each option or warrant grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions: Volatility, 90%; Expected Life of Warrants, 5 years; Risk Free Interest Rate, 3.9% to 4.27% ; and Dividend Yield, 0%. The weighted-average fair value of options granted during the year ended September 30, 2006 was $0.15.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Year ended September 30,
	2006	2005

Net loss	$(3,623,144)	$(2,389,342)

Weighted-average common shares
Outstanding (Basic)	38,383,682	35,215,785

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	38,383,682	35,215,785

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2006 and 2005 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during fiscal years ended September 30, 2006 and 2005.

NOTE 3-       EQUIPMENT

Property and equipment at September 30, 2006 is as follows:
2006
Equipment	$65,823
Computers	8,116

Less: accumulated depreciation	(32,977)

Net equipment	$40,962

Depreciation expense for the years ended September 30, 2006 and 2005 was $22,504 and $12,398, respectively. Amortization of financing fees for the years ended September 30, 2006 and 2005 was $70,000 and $99,997 respectively.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 4-     DEBENTURE PAYABLE

The Company on September 30, 2004, issued a secured debenture to Cornell Capital, whereas the Company would receive $500,000, with a promise to pay to Cornell Capital the principal sum of $500,000 together with interest on the unpaid principal of this debenture at the rate of 5% per year from the date of the debenture until paid. The secured debenture was due on September 29, 2006 and was secured by the Company’s stock. The $500,000 secured debenture was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

NOTE 5-     PROMISSORY NOTES

The Company on February 2, 2005, borrowed $400,000 from Cornell Capital whereas the Company received the $400,000, with a promise to pay to Cornell Capital principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on May 31, 2005 with an extension to February 28, 2006 and was secured by the Company’s stock. The $400,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

The Company on July 28, 2005, borrowed $600,000 from Montgomery Equity whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on February 28, 2006 and was secured by the Company’s stock. The $600,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

In May 2005 the Company executed a promissory note in favor of a shareholder and employee in the amount of $70,000 with interest at 12% due on May 17, 2006. The loan was not paid when due and is in technical default. The Company has received a waiver from the shareholder regarding the default interest rate of the loan. The balance of the note as of September 30, 2006 is $59,312 consisting of principal and unpaid interest.

In September, 2005 the Company executed a promissory note in favor of the Company’s Chief Executive Officer in the amount of $42,450 with 5% interest due and payable monthly in arrears, commencing on September 26, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under this Debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The loan was not paid when due and is in technical default. The balance of the note as of September 30, 2006 is $15,346 consisting of principal and unpaid interest.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 6-                 COMMITMENTS AND CONTINGENCIES

Commitments

On September 30, 2004, Old Ariel Way entered into a $50 million 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell will purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell will purchase the shares at a 4% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the 2005 Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell under the  2005 Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement has not yet become effective. In the year ended September 30, 2005, the Company has not drawn down any funds under the 2005 Standby Equity Distribution Agreement from Cornell Capital. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares.

Operating Lease

The Company maintains an office in McLean Virginia, under a month to month lease obligation. As referenced in Note 9 Litigation/Legal proceedings, the Company was obligated under an operating lease for the Frederick premises for a period of 5 years. The leased premises were vacated and the entire amount of the obligation was recorded as the payment was accelerated under the lease term.

Total rent expense during the years ended September 30, 2006 and 2005 was approximately $414,000 and $85,000, respectively.

Contingencies

At September 30, 2006, the following guarantees and indemnifications were issued and outstanding:

On April 21, 2005 the Company’s subsidiary completed a transaction with Loral Skynet in which the Company provided a $3,000,000 parental guarantee on behalf of dbsXmedia. The Company’s commitment was reduced on April 21, 2006 to $1,500,000 and the guarantee will reduce to $0 on April 21, 2007. The Company is currently in default of this parental guarantee and is in the process of negotiating a settlement with Loral Skynet.

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
SEPTEMBER 30, 2006 AND 2005

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

As of January 12, 2007, the Company was not able to satisfy the funding of the settlement agreement to Loral Skynet. As a result, the Company is in default of the agreement and does not have the ability to fulfill the payment of $200,000 to Loral Skynet. Loral Skynet has not advised the Company of its intentions regarding this default. Loral Skynet may enforce its full rights and the Company may be forced into liquidation in the event the settlement is not satisfied.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which 160 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of September 30, 2006.

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

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (collectively, a “Liquidation”), before any distribution or payment shall be made to any of the holders of Common Stock or any series of Preferred Shares, the holders of Series A Preferred Shares shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $10,031 per share of Series A Preferred Shares (the “Liquidation Amount”) plus all declared and unpaid dividends thereon, for each share of Series A Preferred Shares held by them.

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
SEPTEMBER 30, 2006 AND 2005

The Conversion Price of the Series A Preferred Shares as described above shall be adjusted from time to time pursuant to the terms and conditions of the Ariel Way Series A Convertible Preferred Stock.
No holder of the shares of Series A Preferred Shares shall be entitled to convert the Series A Preferred Shares to the extent, but only to the extent, that such conversion would, upon giving effect to such conversion, cause the aggregate number of shares of Common Stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of Common Stock following such conversion (which provision may be waived by such Holder by written notice from such holder to the Company, which notice shall be effective sixty one (61) days after the date of such notice).

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities.

On December 27, 2006, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,649,842 shares of its common stock at a conversion price of $0.00152 per share.

Common Stock

As of September 30, 2006, the Company had 245,000,000 shares of common stock authorized at $0.001 par value per share, and 38,386,943 issued and outstanding.

The following describes the common stock transactions for the fiscal year ended September 30, 2006:

On October 12, 2005, the Company issued 100,000 shares of the Company’s common stock to MarketLink Technologies, L.L.C. pursuant to a settlement agreement between the Company and MarketLink Technologies, L.L.C. related to Enfotec, Inc. liabilities dated September 9, 2005. The Enfotec liabilities were accrued during year 2004 before the Company acquired Enfotec and the Company agreed, as part of the stock purchase agreement on September 30, 2004, to assume this liability. The value per share at the time the shares were issued was $0.03 per share which was the closing price as of October 12, 2005. As part of the settlement MarketLink received 100,000 shares of the Company’s common stock and to receive three payments at $7,500 each over three months with payments made on September 09, 2005, and October 13, 2005. The third payment on November 13, 2005 has been withheld pending additional funding to the Company, and is still owed. Upon MarketLink’s receipt of the last payment of $7,500, the Company will receive a full general release. The amount of liability that will be extinguished is approximately $25,500. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act of 1933.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 9-              LITIGATION/ LEGAL PROCEEDINGS

During the quarter ended June 30, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending September 30, 2006. The lease is personally guaranteed by the former President of dbsXmedia, Inc.

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

There were no provisions for income taxes for the period ended September 30, 2006.
Due to substantial financial constraints, the Company has not completed the filing of its corporate income tax returns for the years ended September 30, 2006, 2005 and 2004. The Company intends to complete the filing of these returns upon receipt of funding. Management believes there is no tax liability due to the losses incurred for the period of non-filing.

At September 30, 2006, deferred tax assets approximated the following:

Deferred tax assets	$2,446,303
Valuation for deferred asset	(2,446,303)
Net deferred tax assets	$-

At September 30, 2006, the Company had accumulated deficits of $6,115,759, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 11-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of $3,623,144 and $2,389,342 for the years ended September 30, 2006 and 2005, respectively.

- Net cash used by the Company's operating activities was $169,470 and $1,081,254 for the years ended September 30, 2006 and 2005, respectively.

- At September 30, 2006, stockholder's equity (deficit) was ($3,149,820) and included an accumulated deficit of ($6,115,759).

- At September 30, 2006 there was working capital deficit of $3,190,782. The Company is unable to satisfy its current debt obligations and is in default on its notes payable.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

- The Company had gross margins of $35,290 and negative $70,881 for the years ended September 30, 2006 and 2005, respectively.

The Company will require additional funding to cover expected negative cash flows until end fiscal year 2006.

The Company's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans to in order to provide positive cash flow from operations:

- Raise additional capital.

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
SEPTEMBER 30, 2006 AND 2005

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 13-              SUBSEQUENT EVENTS

On October 19 the Company filed with Florida Division of Corporations an amendment of its Articles of Incorporation to increase the total number of authorized shares of its capital stock from 250,000,000 shares, consisting of 245,000,000 shares of its common stock and 5,000,000 shares of “blank check” preferred stock, to 600,000,000, consisting of 595,000,000 shares of its common stock and 5,000,000 shares of “blank check” preferred stock. On October 23, 2006 the Company received a confirmation that the amendment of our Articles of Incorporation had been accepted by Florida Division of Corporations.

On December 27, 2006, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,649,842 shares of its common stock at a conversion price of $0.00152 per share.

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

Changes in Internal Controls:

Subsequent to the evaluation as of September 30, 2006, and after subsequent additional evaluation during the months of November, 2006 and December, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

MANAGEMENT

Our directors and executive officers and their ages as of January 12, 2007 are as follows:

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

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table . The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended September 30, 2006, 2005 and 2004, paid to our most highly compensated executive officers. No officer earned over $100,000 in such fiscal year. We had no written employment contract with Mr. Elliot Krasnow who was the Chief Executive Officer from the inception of the Company until February 2, 2005. Mr. Arne Dunhem became the Chief Executive Officer, President and Chairman on February 2, 2005. We had no written employment agreement with Mr. Dunhem during the fiscal year ended September 30, 2006.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
						Securities
						Underlying
				Other		Options
				Annual	Warrant	LTIP	All Other
	Year	Salary	Bonus	Compensation	Award(s)	Payouts ($)	Compensation

Elliot Krasnow	2006	-	-		-	-	$-
(Until February 2, 2005) Chief Executive Officer	2005	-	-		-	-	$-
	2004	$-	-		-	-	$-

Arne Dunhem	2006	$-	-	$55,000	$190,349	-	$-
(After February 2, 2005) Chief Executive Officer,	2005	$-	-	$15,000	-	-	$-
President and Chairman	2004	$-	-	$-	-	-	$-

Anand Kumar	2006	$-	-	$-	-	-	$-
(From February 2, 2005 through November, 2005) Executive Vice President	2005	$-	-	$14,490	-	-	$-
(Director from February 2, 2005 through June 6, 2005)	2004	$-	-	$-	-	-	$-

Voula Kanellias	2006	$-	-	$30,000	-	-	$-
(From February 2, 2005 through April, 2006) Chief Financial Officer	2005	$-	-	$29,980	-	-	$-
	2004	$-	-	$-	-	-	$-

(1)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each joined Ariel Way during the Fiscal Year ended September 30, 2005. No formal employment agreements have yet been provided besides a right to be granted warrants as described below. As of January 12, 2007 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

(4)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each received during 2004 Old Ariel Way Warrant Agreements to receive a right to warrants of Old Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement consummated February 2, 2005, warrants to acquire Old Ariel Way common stock were exchanged to warrants of our common stock. Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each after an amendment dated March 21, 2005 to their respective year 2004 Old Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an agreement or immediately if their involvement with our Company is terminated without cause or for good reason or due to a change in control, sale of a majority of our common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50. As of January 12, 2007 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

Option/SAR Grants in Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Arne Dunhem (1)	1,150,000 and 2,000,000	N/A	$0.01 and $0.025	3/20/2015 and 9/25/2015
Anand Kumar (1)	600,000	N/A	$0.01	3/20/2015
Voula Kanellias (1)	720,000	N/A	$0.01	3/20/2015

(1) The vesting provisions of each of the above listed options or warrants are provided above.

Aggregated Option Exercises In Last Fiscal Year And Fiscal
Year-End Option Values

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options and warrants as of the fiscal year ended September 30, 2006 by our executive officers listed in the Summary Compensation Table above.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2006 (1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at September 30, 2006 (1) Exercisable/Unexercisable
Arne Dunhem	-	$-	1,720,000 /1,430,000	$0 / $0
Anand Kumar	-	$-	600,000 /0	$0 / $0
Voula Kanellias	-	$-	720,000 /0	$0 / $0

(1)
The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.006 per share as of September 30, 2006, the last trading day of fiscal year 2006 as reported on the OTC Bulletin Board, less the applicable exercise price.

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

On August 22, 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Leif T. Carlsson a warrant to purchase 1,600,000 shares of our common stock, at an exercise price of $0.025 per share. This Warrant shall vest as follows: (i)  533,333 Warrant Shares shall vest immediately on August 22, 2005; and (ii) 44,444 Warrant Shares shall vest monthly each of the first Twenty Four (24) months during Mr. Carlsson’s engagement as a Director on the Company’s Board of Directors or immediately if Mr. Carlsson’s engagement as a Director is terminated without cause or for good reason or due to a change in control, sale of a majority of the common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company. When Mr. Carlsson in September, 2004, joined the Board of Directors of Old Ariel Way, he was granted 180,000 options to purchase shares of Old Ariel Way common stock, which vested on October 11, 2004 and had an exercise price of $0.125 per share. These options were on February 2, 2005 converted to an aggregate of 310,097 options to purchase shares of our common stock at an exercise price of $0.073.

On September 26, 2005, in connection with his agreement to serve on our Board of Directors, we granted Mr. Victor Halpert a warrant to purchase 1,000,000 shares of our common stock, at an exercise price of $0.03 per share. This Warrant shall vest as follows: (i)  333,333 Warrant Shares shall vest on October 26, 2005 ; and (ii) 27,778 Warrant Shares shall vest monthly each of the first Twenty Four (24) months during Mr. Halpert’s engagement as a Director on the Company’s Board of Directors. In connection with his resignation from his appointment to the Board in April 2006, the total number of shares issuable upon the exercise of his warrants was reduced to 472,223. The warrants are exercisable at $0.03 per share.

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

We did not grant any options under the 2003 Stock Incentive Plan during the year ended September 30, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of January 12, 2007, other than the directors and executive officers and Market Central, Inc., as identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of  January 12, 2007. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of January 12, 2007 we had 40,036,785 shares of common stock outstanding.

		Shares to be
		Beneficially	Percent
Name and Address	Title of Class	Owned (1)	of Class (1)

Elliot Krasnow (2) c/o Netvertise, Inc. 2801 N.E. 208th Terrace, 2nd Floor Miami, FL 33180	Common	1,270,340	3.1%

Arne Dunhem (3) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and warrants)	14,459,159	26.5%

Anand Kumar (4) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	5,293,374	11.7%

Voula Kanellias 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	2,228,585	5.3%

Leif T. Carlsson (5) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Options and Warrants)	1,421,202	3.4%

Magdy Battikha 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	3,563,826	8.2%

Aziz Bennani 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	2,228,585	5.3%

Market Central, Inc. (7) 1650A Gum Branch Road Jacksonville, NC 28540	Common (Shares)	3,352,400	7.7%

Loral Skynet Network Services, Inc. (8) 500 Hills Drive P.O. Box 701 8 Bedminster, NJ 07921	Common (Shares and Warrants)	3,300,000	7.6%

Officers and Directors as a Group (2 Persons)		15,880,361	28.4%

(1)
Applicable percentage of ownership is based on 40,036,785 shares of common stock outstanding as of  January 12, 2007, together with applicable options, warrants and convertible securities for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days from January 12, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Elliot Krasnow was our Chief Executive Officer until February 2, 2005. From and after this date he is no longer with us.

(3)
Represents 6,369,580 shares held directly by Arne Dunhem, our Chairman and CEO and 1,720,000 warrants that are vested and immediately exercisable, issued to Mr. Dunhem through January 12, 2007, and 6,369,579 shares held by the Dunhem Family Partnership, of which Mr. Dunhem, our Chairman and CEO is a General Partner and who with his wife Eva Dunhem jointly and equally make all investment decisions of The Dunhem Family Partnership. This information does not include any shares that may be issued to Mr. Dunhem as compensation for his providing a personal guarantee of the financing necessary to effect the stock exchange transaction on February 2, 2005 since the nature and amount of such compensation has not been determined. We expect any such compensation will be non-cash consideration.

(4)	Anand Kumar was until November 2005 our Executive Vice President.

(5)
Leif T. Carlsson is an independent Director of our Board. The shares beneficially owned are 310,097 options that have vested and are immediately exercisable and a total of 1,111,105 warrants that are exercisable within 60 days from January 12, 2007.

(6)	Victor Halpert was until April 24, 2006, an independent Director of our Board. The shares beneficially owned are a total of 472,223 warrants that are exercisable within 60 days from January 12, 2007.

(7)	Doyal Bryant, the President and CEO of Market Central, Inc. makes all investment decisions on behalf of Market Central, Inc.

(8)	Pat Brant, the President of Loral Skynet Network Services, Inc. makes all investment decisions on behalf of Loral Skynet Network Services, Inc.

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

In connection with our acquisition of Old Ariel Way, on February 2, 2005, Old Ariel Way and Elliot Krasnow, who was our Chief Executive Officer until the February 2, 2005, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of our common stock to Old Ariel Way for $300,000. Old Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Old Ariel Way borrowed $400,000 from Cornell Capital, one of the stockholders of Old Ariel Way (and now a stockholder of us). The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005 and was extended to February 28, 2006. Cornell Capital is not a controlling stockholder of us, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. In order to induce Cornell Capital to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer, provided a personal guarantee of payment to Cornell Capital. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash. The $400,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

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

On July 28, 2005, we borrowed $600,000 from Montgomery Equity. We received $240,000 of this amount on July 28, 2005 and we received the remaining $360,000 on August 10, 2005. The loan bears interest at the rate of 12% per annum and was due and payable on February 28, 2006. On July 28, 2005 we issued to Montgomery Equity a warrant to purchase 1,000,000 shares of our common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. The $600,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

Arne Dunhem, our Chairman and Chief Executive Officer, advanced during the period January 1, 2005 through August 3, 2005 an aggregate of $42,250 to cover the payment of certain expenses for us. On September 26, 2005, we issued to Mr. Dunhem a convertible debenture in the principal sum of $42,250 with interest at the annual rate of 5% on the unpaid principal of the debenture which is due on September 25, 2006. Interest on the outstanding principal balance shall be due and payable monthly, in arrears, commencing on September 25, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under the debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The debenture shall be convertible into shares of our Common Stock at the option of Mr. Dunhem, in whole or in part at any time and from time to time, after the Original Issue Date. The conversion price in effect on any conversion date shall be equal to $0.30, which may be adjusted pursuant to the other terms of the debenture. The balance of the note as of September 30, 2006 is $15,346 consisting of principal and unpaid interest.

On May 17, 2005 Mrs. Eva Dunhem, the wife of Arne Dunhem, our Chairman and Chief Executive Officer, advanced as a short-term loan an aggregate of $70,000 to us. On September 26, 2005, we issued to Mrs. Dunhem a promissory note in the principal sum of $70,000 together with interest at the annual rate of 12% on the unpaid principal of the note on or before the 12th month anniversary of the funding date which will be May 17, 2006. The loan was not paid when due and is in technical default. The Company has received a waiver from Mrs. Dunhem regarding the interest rate of the loan in default. The balance of the note as of September 30, 2006 is $59,312 consisting of principal and unpaid interest. In addition, we also issued to Mrs. Dunhem a warrant to purchase 200,000 shares of our common stock for a period of 3 years at an exercise price of $0.03 which was the price as of the issuance of the warrant. The warrant shares shall have “piggy-back” and demand registration rights.

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
Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.18	Warrant Agreement between Ariel Way, Inc. and Magdy Battikha dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Magdy Battikha and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.19	Warrant Agreement between Ariel Way, Inc. and Aziz Bennani dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Aziz Bennani and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.20	Independent Contractor Services Fee Agreement between Michael Jordan and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.21	Legal Services Fee Agreement between Joel Bernstein, Esq. and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.22	Warrant Agreement between Ariel Way, Inc. and Oberon Securities, LLC dated May 28, 2005.	Incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.23	Promissory Note issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.24	Warrant issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.25	Promissory Note issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB filed on January 17, 2006 (File No. 0-50051)

10.26	Warrant issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB filed on January 17, 2006 (File No. 0-50051)

10.27	Convertible Debenture issued by Ariel Way, Inc. on September 26, 2005 to Mr. Arne Dunhem	Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-KSB filed on January 17, 2006 (File No. 0-50051)

Exhibit
No.	Description	Location

21.1	List of Subsidiaries	Provided herewith

31.1	Certification by Arne Dunhem, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Arne Dunhem, Acting Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

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

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended September 30, 2006 and September 30, 2005, the aggregate fees billed by Bagell, Josephs & Company, L.L.C. for principal accountant fees and services were $40,000 per year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ariel Way, Inc.

By	/s/ Arne Dunhem
Name: Arne Dunhem Title: President and Chief Executive Officer,
Date: January 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	January 14, 2007
Arne Dunhem	Principal Executive Officer and Director

/s/ Arne Dunhem	Acting Chief Financial Officer, Acting Principal Financial	January 14, 2007
Arne Dunhem	and Acting Principal Accounting Officer

/s/ Leif T. Carlsson	Director	January 14, 2007
Leif T. Carlsson