Form 10KSB/A
period 2005-09-30
ARIEL WAY INC
filed 2007-01-30
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 4

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

As of January 29, 2007, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.005  for the common stock as quoted on that date) was approximately $69,883.

As of  January 29, 2007, the Company had 40,036,785 shares of its common stock, $0.001 par value per share, outstanding.

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

	Year Ended September 30,
	2005	2004
Operating Results:
Operating Revenue	$1,052,616	$41,000
Cost of Services	$328,497	$0
Gross Profit	$724,119	$41,000
Operating Expenses	$(3,056,635)	$144,273
Net Income (Loss)	$(2,594,342)	$(103,273)

Year Ended September 30,
2005
Balance Sheet Data:
Current Assets	$496,064
Current Liabilities	$2,890,380
Accumulated Deficit	$(2,697,615)
Shareholder’s Equity (Deficit)	$(1,941,181)

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

Employees

As of January 29, 2007, we employed 2 full-time or part-time employees and 5 consultants. We have no collective bargaining agreements with our employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we continue to be successful in raising capital to implement our strategic business plan.

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

Stockholders

As of January 29, 2007, we believe there were approximately 308 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Operating and Net Losses

We had a net loss of $2,594,342 for the fiscal year ended September 30, 2005 and we had a net loss of $103,273 for the fiscal year ended September 30, 2004, which was from inception on February 10, 2004 through September 30, 2004.

 As of September 30, 2005 we had accumulated $2,697,615 in operating losses that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

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

Liquidity and Capital Resources

Net cash used by operating activities was $964,008 for the fiscal year ended September 30, 2005 compared with $454 for the fiscal year ended September 30, 2004, i.e. from inception on February 10, 2004 through September 30, 2004 since there was only limited operation during fiscal year 2004.

As of September 30, 2005 we had a total Stockholders’ Deficit of $1,941,181 compared with September 30, 2004, when we had a total Stockholders’ Equity of $422,727. At September 30, 2005, we had a net loss in working capital (current assets minus current liabilities) of approximately $2,394,316 compared with at September 30, 2004 when we had a net loss in working capital (current assets minus current liabilities) of approximately $95,416.

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

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue operations unless we obtain additional funding

We have historically lost money. In the fiscal year ended September 30, 2005 we had a net loss of $2,594,342 and as of September 30, 2004 we had a net loss of $103,273 . Future losses are likely to occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. At September 30, 2005, we had an accumulated deficit of $2,697,615. In order to become profitable, we will need to generate revenues to offset our cost of research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

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

The Company also restated its September 30, 2005 financial statements to properly reflect the purchase price of the assets purchased from Loral Skynet Network Services, Inc. The net effect of the restatement increased the loss for the year by $205,000 to $2,594,342 from $2,389,342 and the loss per share from $0.07 to $0.08 for the year ended September 30, 2005.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, LLC.
Gibbsboro, New Jersey
January 13, 2006 (September 20, 2006 and January 26, 2007 as to the effects of the restatement discussed in Note 12)

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS	Restated
Cash and cash equivalents	$122,640
Accounts receivable - net	315,155
Prepaid expenses and other current assets	58,269

Total current assets	496,064

PROPERTY AND EQUIPMENT - NET	204,650

OTHER ASSETS
Due from related parties	15,221
Financing fees - net	70,000
Advances	75,000

Total other assets	(160,221)

TOTAL ASSETS	$(860,935)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,390,380
Promissory notes	1,000,000
Debenture payable	500,000

Total current liabilities	2,890,380

Total liabilities	2,890,380

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	(88,264)

STOCKHOLDERS' DEFICIT
Preferred stock, $1 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.001 par value; 245,000,000 shares authorized;
38,286,943 shares issued and outstanding	38,286
Additional paid-in capital	718,148
Deficit	(2,697,615)

Total stockholders' deficit	(1,941,181)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$860,935

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
FOR YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD
FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

	Restated
	September 30,	September 30,
	2005	2004

REVENUES	$1,052,616	$41,000

COST OF SERVICES	328,497	-

GROSS PROFIT	724,119	41,000

OPERATING EXPENSES
Professional fees	453,722	131,986
Salaries	353,656	-
Software maintenance	37,503	-
Bank service charges and other	2,505	155
Travel and entertainment	101,721	1,182
Marketing	85,748	5,130
Insurance	34,474	-
Satellite expenses	795,000	-
Payroll taxes and expenses	59,005	-
Telephone	27,515	1,216
Depreciation and Amortization	7,755	-
Impairment	714,468	-
Bad debt	100,000	-
Office supplies	12,561	3,576
Rent	85,425	-
Miscellaneous	54,586	-
Automobile	1,041	258
Dues and subscriptions	4,566	770
Postage and delivery	9,177	-
Printing	16,207	-
Other	100,000	-
Total Operating Expenses	3,056,635	144,273

NET (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,332,516)	(103,273)

OTHER INCOME (EXPENSE)
Interest income	16,841	-
Interest expense	(60,247)	-
Other expense	(5,684)	-
Minority interest	88,264	-
Organization costs	(301,000)	-
Total Other Income (Expense)	(261,826)	-

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,594,342)	(103,273)
Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(2,594,342)	$(103,273)

NET (LOSS) PER BASIC SHARES	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,215,785	6,639,224

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) RESTATED
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

					(Restated)
			(Restated)		Additional		Deferred
	Preferred Stock		Common Stock		Paid-In	(Restated)	Financing	(Restated)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Fees	Total

Balance, February 10, 2004	$-	$-	-	$-	$-	$-	$-	$-

Common shares issued to founders (services)	-	-	14,200,000	14,200	51,800	-	-	66,000

Common shares issued to Chivas Capital, Inc. for cash	-	-	240,000	240	29,760	-	-	30,000

Common shares issued to Chivas Capital, Inc. for services	-	-	240,000	240	29,760	-	-	30,000

Common shares issued to Market Central, Inc. for a
software license agreement and prepayment for
software technology support services	-	-	2,000,000	2,000	248,000	-	-	250,000

Common shares issued to Cornell Capital for
equity line of credit commitment	-	-	1,980,000	1,980	1,126,620	-	(1,128,600)	-

Common shares issued for merger with Enfotec, Inc.	-	-	1,000,000	1,000	124,000	-	-	125,000

Common shares issued for creditors of Enfotec, Inc.	-	-	200,000	200	24,800	-	-	25,000

Net loss for the period	-	-	-	-	-	(103,273)	-	(103,273)

Balance, September 30, 2004	-	-	19,860,000	$19,860	$1,634,740	$(103,273)	$(1,128,600)	$422,727

Common stock issued in reverse merger - Net			17,128,260	17,128	(17,128)	-	-	-

Common stock issued for services			499,342	499	99,369	-	-	99,868

Common stock issued for services			499,341	499	99,368	-	-	99,867

Common stock issued for assets purchased			300,000	300	104,700	-	-	105,000

Termination Cornell deal			-	-	(1,128,600)	-	1,128,600	-

Preferred stock issued	2,000,000	2,000,000	-	-	-	-	-	2,000,000

Redemption of preferred stock	(2,000,000)	(2,000,000)	-	-	(74,301)	-	-	(2,074,301)

Net (loss) for the period	-	-	-	-	-	(2,594,342)	-	(2,594,342)

Balance, September 30, 2005	-	-	38,286,943	$38,286	$718,148	$(2,697,615)	$-	$(1,941,181)

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND THE
PERIOD FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

	RESTATED	RESTATED
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,594,342)	$(103,273)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	199,736	96,000
Depreciation, Amortization and Impairment	722,223	-
Minority Interest	(88,264)	-
Bad debt	100,000	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(315,155)	-
(Increase) in prepaid expenses	(8,296)	-
Increase in accounts payable and accrued expenses	1,020,063	6,819
Total adjustments	1,630,344	102,819

Net cash (used in) operating activities	(964,008)	(454)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(208,373)	-
Acquisition of financing fees	(70,000)	-

Net cash (used in) investing activities	(278,373)	-

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances)	90,221	-
Preferred stock proceeds	2,000,000
Preferred stock redemption	(2,000,000)
Dividends paid	(74,304)
Proceeds from promissory notes	1,000,000	-
Proceeds from convertible debenture	500,000	30,000

Net cash provided by financing activities	1,335,475	30,000

INCREASE IN CASH AND CASH EQUIVALENTS	93,094	29,546

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	29,546	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$122,640	$29,546

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND THE
PERIOD FEBRUARY 10, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

	Restated	Restated
	September 30,	September 30,
	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Net cash effect of stock acquisition of Enfotec, Inc.:
Equipment, net	-	93
Goodwill	-	8,675
Accounts payable	-	309,468

	$-	$318,236

Common stock issued for the acquisition of Enfotec, Inc.	$-	$150,000

Net effect of asset acquisition
Equipment, net	90,000	-
Contracts	210,000	-
Impairment - cost paid over FMV assets	205,000	-

Purchase price	$505,000	$-

Common stock issued for assets	$105,000	-

Common stock issued for services	$199,736	$96,000

Common stock issued for equity line of credit commitment	$-	$1,128,600

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

On April 21, 2005 dbsXmedia completed a transaction pursuant to an asset purchase agreement with Loral Skynet Network Services, Inc., CyberStar L.P., and CyberStar, LLC, (“Loral Skynet”) pursuant to which dbsXmedia purchased the assets for the Loral Skynet’s Business Television product line and assumed the management and further development of the assets for Loral Skynet’s traditional business television services (BTV). Under the terms of the transaction, dbsXmedia acquired the assets for Loral Skynet’s BTV product line in exchange for $400,000 in cash, 300,000 shares of the Company’s common stock valued at $105,000, and dbsXmedia’s assumption of a monthly service contract for infrastructure support from Loral Skynet. The total purchase price was $505,000. In addition, the Company provided up to a $3,000,000 conditional corporate guarantee for the monthly service payment due to Loral Skynet (monthly service payments are $150,000 per month). Under the terms of the agreement the guarantee reduces to $1,500,000 effective April 21, 2006 and will reduce to zero in April 21, 2007.

The $400,000 cash payment consists of three installments as follows: (i) $250,000 at the closing of the transaction, (ii) $75,000 on the first anniversary of the closing of the transaction; and (iii) $75,000 on the second anniversary of the closing of the transaction. Purchase price of $505,000 was allocated as follows: customer contracts purchased of $210,000, fixed assets of $90,000 and excess price paid over assets received of $205,000 was impaired.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “ Goodwill and Other Intangible Assets ”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company impaired $714,468 for the year ended September 30, 2005.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	2005	2004

Net loss	$(2,594,342)	$(103,273)

Weighted-average common shares
Outstanding (Basic)	35,215,785	6,639,224

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	35,215,785	6,639,224

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

There were no provisions for income taxes for the period ended September 30, 2005.

At September 30, 2005, deferred tax assets approximated the following:

Deferred tax assets	$1,079,046
Valuation for deferred asset	(1,079,046)
Net deferred tax assets	$-

At September 30, 2005, the Company had accumulated deficits approximating $2,697,615, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 11-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of $2,594,342 and $103,273 for the year and period ended September 30, 2005 and 2004.

- Net cash used by the Company's operating activities was $964,008 and $454 for the years ended September 30, 2005 and 2004.

- At September 30, 2005, stockholder's equity was $(1,941,181) and included an accumulated deficit of $(2,697,615).

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
The Company has restated its September 30, 2005 financial statement to record the purchase price of the Loral Skynet assets. They were originally booked at $400,000 but the Company did not account for the common stock issued valued at $105,000. The Company wrote off the purchase price paid over the fair market value of the net assets. The write off was an additional $205,000 which increased the loss for the year from $2,389,342 to $2,594,342 for the year ended September 30, 2005. The loss per share increased from $0.07 to $0.08 per share respectively.

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

Our directors and executive officers and their ages as of January 29, 2007 are as follows:

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
________________
(1)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each joined Ariel Way during the Fiscal Year ended September 30, 2005. No formal employment agreements have yet been provided besides a right to be granted warrants as described below. As of January 29, 2007 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

(4)
Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each received during 2004 Old Ariel Way Warrant Agreements to receive a right to warrants of Old Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement consummated February 2, 2005, warrants to acquire Old Ariel Way common stock were exchanged to warrants of our common stock. Mr. Dunhem, Mr. Kumar, and Ms. Kanellias each after an amendment dated March 21, 2005 to their respective year 2004 Old Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an agreement or immediately if their involvement with our Company is terminated without cause or for good reason or due to a change in control, sale of a majority of our common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50. As of January 29, 2007 Mr. Kumar, and Ms. Kanellias are no longer with the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of January 29, 2007, other than the directors and executive officers, Market Central, Inc. and Cornell Capital Partners, LP, as identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of January 29, 2007. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of January 29, 2007 we had 40,036,785 shares of common stock outstanding.

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
______________

(1)
Applicable percentage of ownership is based on 40,036,785 shares of common stock outstanding as of January 29, 2007, together with applicable options, warrants and convertible securities for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days from January 29, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Elliot Krasnow was our Chief Executive Officer until February 2, 2005. From and after this date he is no longer with us.
(3)
Represents 6,369,580 shares held directly by Arne Dunhem, our Chairman and CEO and 1,620,000 warrants that are vested and immediately exercisable, issued to Mr. Dunhem through January 29, 2007, and 6,369,579 shares held by the Dunhem Family Partnership, of which Mr. Dunhem, our Chairman and CEO is a General Partner and who with his wife Eva Dunhem jointly and equally make all investment decisions of The Dunhem Family Partnership. This information does not include any shares that may be issued to Mr. Dunhem as compensation for his providing a personal guarantee of the financing necessary to effect the stock exchange transaction on February 2, 2005 since the nature and amount of such compensation has not been determined. We expect any such compensation will be non-cash consideration.

(4)	Anand Kumar was until November 2005 our Executive Vice President.
(5)
Leif T. Carlsson is an independent Director of our Board. The shares beneficially owned are 310,097 options that have vested and are immediately exercisable and a total of 1,022,217 warrants that are exercisable within 60 days from January 29, 2007.

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

Ariel Way, Inc.

By	/s/ Arne Dunhem
Name:	Arne Dunhem
Title:	President and Chief Executive Officer,

Date:	January 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	January 30, 2007
Arne Dunhem	Principal Executive Officer and Director

/s/ Arne Dunhem	Acting Chief Financial Officer, Acting Principal Financial	January 30, 2007
Arne Dunhem	and Acting Principal Accounting Officer

/s/ Leif T. Carlsson	Director	January 30, 2007
Leif T. Carlsson