Form 10QSB
period 2006-12-31
ARIEL WAY INC
filed 2007-02-20
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 15, 2006, the Company had outstanding 44,879,760 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

Condensed Consolidated Financial Statements:

Balance Sheet as of December 31, 2006 (Unaudited)	F-2

Statements of Operations for the Three Months
Ended December 31, 2006 and 2005 (Unaudited)	F-3

Statements of Cash Flow for the Three Months
Ended December 31, 2006 and 2005 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements
(Unaudited)	F-5

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(UNAUDITED)

December 31, 2006
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,569
Account receivable, net	4,379
Prepaid expenses and other current assets	7,204

Total current assets	47,152

PROPERTY AND EQUIPMENT - NET	36,729

Total other assets	150,000

TOTAL ASSETS	$233,881

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,244,467
Deferred revenue	307,767
Promissory notes	-

Total current liabilities	3,552,234

Total liabilities	3,552,234

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
159 ¾ shares issued and outstanding	-
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized, 159 ¾ issued and outstanding	-
Common stock, $.001 par value; 595,000,000 shares authorized;
40,036,785 shares issued and outstanding	40,037
Additional paid-in capital	2,469,268
Accumulated deficit	(5,827,658)

Total stockholders' equity (deficit)	(3,318,353)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$233,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2006	2005

REVENUES	410,391	$606,075

COST OF REVENUES	328,853	582,715

GROSS PROFIT	81,538	23,360

OPERATING EXPENSES
Professional fees	190,735	162,710
Salaries	34,086	173,051
Bank service charges and other	806	525
Travel and entertainment	2,093	15,832
Marketing	-	5,983
Insurance	2,769	8,179
Payroll taxes and expenses	1,158	19,090
Telephone	2,442	7,003
Office equipment	-	10,463
Depreciation and Amortization	4,233	41,941
Office supplies	325	2,379
Rent	14,437	44,107
Miscellaneous	2	12,497
Automobile	-	130
Dues and subscriptions	1,917	145
Postage and delivery	615	2,003
Printing	2,086	1,695
Bad debt expense	(21,461)	-
Other	7,223	1,554
Total Operating Expenses	243,468	509,287

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(161,930)	(485,926)

OTHER INCOME (EXPENSE)
Interest income	137	144
Interest expense	(1,935)	(6,436)
Minority interest	-	110,058
Total Other (Expense)	(1,798)	100,766

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(163,728)	(385,160)
Provision for income taxes	-	-

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(163,728)	$(385,160)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,881,298	38,336,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(163,728)	$(385,160)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,233	41,941
Minority interest	-	(110,058)
Changes in assets and liabilities:
(Increase) in accounts receivable	26,528	(107,882)
Decrease (increase) in prepaid expenses	(136,856)	(17,632)
Increase in accounts payable and accrued expenses	355,207	539,813
Increase in deferred revenue	(16,401)	-
Total adjustments	232,711	346,182

Net cash provided by (used in) operating activities	68,983	(38,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(40,475)

Net cash provided by (used in) investing activities	-	(40,475)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	-	3,999
Issuance of common stock for settlement of liabilities	-	3,000
Proceeds from long-term debt, net	(77,560)	-

Net cash provided by (used in) financing activities	(77,560)	6,999

DECREASE IN CASH AND CASH EQUIVALENTS	(8,577)	(72,454)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	46,050	122,640

CASH AND CASH EQUIVALENTS - END OF PERIOD	$37,473	$50,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Foreclosed Assets

On June 21, 2006, the Company filed with the Securities and Exchange Commission its quarterly report for the three-month period ending March 31, 2006. In this filing, the Company disclosed that on May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. (“dbsXmedia or “Debtor”) received a letter from Loral Skynet Network Services, Inc. (“Loral Skynet”), with the text of the letter included in the disclosure. The disclosed letter stated that Debtor was in default under that certain Security Agreement, dated as of April 21, 2005 (the "Security Agreement"), by and among Debtor, Loral Skynet, CyberStar, L.P. and CyberStar, LLC, granting a security interest in the Collateral there under (which includes all business television-related assets and receivables of dbsXmedia). dbsXmedia carried the fixed assets with a book value of $90,000 as of the date of this notice. In the letter, Loral Skynet requested that dbsXmedia send to Loral Skynet a signed, written statement of dbsXmedia’s objection to certain of its actions, to include foreclosure of the Collateral, within twenty (20) days of the date of the letter. If Loral Skynet had not received a signed, written objection from dbsXmedia within the prescribed time period, dbsXmedia would be deemed to have consented to the proposed actions by Loral Skynet and would have no further right to object thereto, and Loral Skynet would retain the Collateral in partial satisfaction of the Balance, as described in the letter. The Company’s subsidiary dbsXmedia did not send a written statement of objection to Loral Skynet by May 28, 2006 and, as a result, dbsXmedia was deemed to have consented to the actions proposed by Loral Skynet in its May 8, 2006 letter, has no further right to object thereto, and Loral Skynet was entitled to retain the Collateral in partial satisfaction of the Balance, as described in the letter. As of September 30, 2006 the Company has written off all of the assets attributed to this transaction.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Property and Equipment

Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the following estimated useful lives of the assets:

Computer equipment	3 - 5 years
Automobile	3 - 5 years
Equipment	5 - 7 years

Differences between the straight-line method of depreciation and the tax-accelerated method of depreciation are immaterial.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “ Goodwill and Other Intangible Asset ”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Reclassification

Certain amounts in the December 31, 2005 financial statements were reclassified to conform to the December 31, 2006 presentation.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , which replaces APB Opinion No. 20, Accounting Changes , and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements . This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $0 and $5,983 for the three-month period ended December 31, 2006 and 2005, respectively.

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

Accounts receivable are generally due within 30 days and collateral is not required. The Company has made allowance of $81,411 for doubtful accounts as of December 31, 2006.

Deferred Revenue

The Company’s balance sheet as of December 31, 2006 includes deferred revenue at $307,767. This relates to a pre-payment from a UK customer for services to be performed by the Company during calendar year 2006.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

On September 30, 2004, the Company entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell Capital”). This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Ariel Way, Inc., prior to our acquisition of the company (“Old Ariel Way”), that on February 2, 2005 were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Cornell Capital for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity Partners, Ltd. (“Montgomery Equity”) for the purchase of one hundred sixty (160) Series A Preferred Shares. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital. All deferred financing fees were expensed in the fiscal year ended September 30, 2006.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,
	2006	2005

Net loss	$(163,728)	$(385,160)

Weighted-average common shares
Outstanding (Basic)	38,881,298	38,336,943

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	38,881,298	38,336,943

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2006 and 2005 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during the three-month period ended December 31, 2006 and 2005.

NOTE 3- EQUIPMENT

Property and equipment at December 31, 2006 is as follows:

2006
Equipment	$65,823
Computers	8,116

Less: accumulated depreciation	(37,210)

Net equipment	$36,729

Depreciation expense for the three-month period ended December 31, 2006 and 2005 was $4,233 and $1,941, respectively.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4- DEBENTURE PAYABLE

The Company on September 30, 2004, issued a secured debenture to Cornell Capital, whereas the Company would receive $500,000, with a promise to pay to Cornell Capital the principal sum of $500,000 together with interest on the unpaid principal of this debenture at the rate of 5% per year from the date of the debenture until paid. The secured debenture was due on September 29, 2006 and was secured by the Company’s stock. The $500,000 secured debenture was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Convertible Preferred Shares.

NOTE 5- PROMISSORY NOTES

The Company on February 2, 2005, borrowed $400,000 from Cornell Capital whereas the Company received the $400,000, with a promise to pay to Cornell Capital principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on May 31, 2005 with an extension to February 28, 2006 and was secured by the Company’s stock. The $400,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Convertible Preferred Shares.

The Company on July 28, 2005, borrowed $600,000 from Montgomery Equity whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on February 28, 2006 and was secured by the Company’s stock. The $600,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to part of one hundred sixty (160) Series A Convertible Preferred Shares.

In May 2005 the Company executed a promissory note in favor of a shareholder and employee in the amount of $70,000 with interest at 12% due on May 17, 2006. The loan was not paid when due and is in technical default. The Company has received a waiver from the shareholder regarding the default interest rate of the loan. The balance of the note as of December 31, 2006 is $56,068 consisting of principal and unpaid interest.

In September, 2005 the Company executed a promissory note in favor of the Company’s Chief Executive Officer in the amount of $42,450 with 5% interest due and payable monthly in arrears, commencing on September 26, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under this Debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The loan was not paid when due and is in technical default. The balance of the note as of December 31, 2006 is $10,511 consisting of principal and unpaid interest.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 6- COMMITMENTS AND CONTINGENCIES

Commitments

On September 30, 2004, the Company entered into a $50 million 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell Capital will purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital will purchase the shares at a 4% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the 2005 Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell Capital under the  2005 Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement has not yet become effective. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares.

Operating Lease

The Company maintains an office in McLean Virginia, under a month to month lease obligation. As referenced in Note 9 Litigation/Legal proceedings, dbsXmedia was obligated under an operating lease for the Frederick premises for a period of 5 years. The leased premises were vacated and the entire amount of the obligation was recorded as the payment was accelerated under the lease term.

Total rent expense during the three-month period ended December 31, 2006 and 2005 was approximately $14,437 and $44,107, respectively.

Contingencies

At December 31, 2006, the following guarantees and indemnifications were issued and outstanding:

On April 21, 2005 the Company’s subsidiary dbsXmedia completed a transaction with Loral Skynet in which the Company provided a $3,000,000 parental guarantee on behalf of dbsXmedia. The Company’s commitment was reduced on April 21, 2006 to $1,500,000 and the guarantee will reduce to $0 on April 21, 2007. The Company is currently in default of this parental guarantee and is in the process of negotiating a settlement with Loral Skynet.

On April 21, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April, 2005 between dbsXmedia. Inc. ("dbsXmedia”) and Loral Skynet Network Services, Inc. ("Loral Skynet") stating that dbsXmedia is currently in arrears with regard to payment for services rendered pursuant to the Agreement with Loral Skynet in the amount of $540,112 (the "Current Outstanding Debt"). dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement. The letter shall serve as written notice of payment past due and notice of a material default of the Agreement. Loral Skynet demands that dbsXmedia effect immediate payment of the full mount of the Current Outstanding Debt. If dbsXmedia fails to pay the Current Outstanding Debt within three (3) business days of the date hereof, i.e., 5:00 P.M., EDT, Wednesday, 26 April, 2006, Loral Skynet shall have the right to terminate the Agreement upon delivery of written notice. In such event, Loral Skynet shall avail itself of all remedies to which it is entitled, including, but not limited to, the assessment and collection of termination charges pursuant to Section 3 (Term and Termination) of the Agreement. Moreover, by delivery of the notice and any action taken in connection herewith, Loral Skynet does not waive its rights and remedies under the Agreement and any other agreements to which dbsXmedia and Loral Skynet are parties, including without limitation the right to collect amounts owed by dbsXmedia to Loral Skynet in addition to the amount set forth above.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

On May 1, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Reference is hereby made to that certain Notice of Default Letter, dated 21 April, 2006 (the "Notice of Default"), sent by Loral Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e. failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May, 2006 (the "Termination Date"). Be further advised that Loral Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Loral Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Loral Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Loral Skynet in addition to the amount set forth in the Notice of Default.”

On May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Debtor is in default under that certain Security Agreement, dated as of April 21, 2005 (the "Agreement"), by and among Debtor, Secured Party, CyberStar, L.P. and CyberStar, ELC, granting a security interest in, among other things, the Collateral. The outstanding balance due from Debtor to Secured Party, as of the date hereof, is $2,620,842 (the "Balance").”

“Secured Party hereby agrees to accept the Collateral in partial satisfaction of the Balance. Specifically, Secured Party shall accept the Equipment in satisfaction of $40,000 of the Balance and shall further reduce the Balance by $1 for each dollar that Secured Party recovers from your account debtors in connection with the AR. In addition, pursuant to Section 12 of the Agreement, Secured Party hereby requests that you send written notice to all account debtors and other persons obligated on any of the Customer Contracts (as defined in the Security Agreement) instructing that all future payments are to be made directly to Secured Party (to an account or financial institution named by Secured Party). If you fail to send such notices within thirty (30) days of the data hereof, the Secured Party shall prepare and send such notice on Debtor's behalf. If you have any objection to Secured Party's foregoing proposal, you must send Secured Party a signed, written statement of your objection within twenty (20) days of the date hereof. If Secured Party has not received a signed, written objection from you within the prescribed time period, you will be deemed to have consented to this proposal and will have no further right to object, and Secured Party will retain the Collateral in partial, satisfaction of the Balance, as described in this letter.”

“Finally, by delivery of this letter and any action taken in connection therewith, Secured Party does not waive any of its rights or remedies under the Agreement and other agreements to which Debtor and Secured Party are parties, including, without limitation, the right to foreclose on additional collateral to satisfy a portion of the Balance.”

As of February 15, 2007, the Company was not able to satisfy the funding of the settlement agreement to Loral Skynet. As a result, the Company is in default of the agreement and does not have the ability to fulfill the payment of $200,000 to Loral Skynet. Loral Skynet has not advised the Company of its intentions regarding this default. Loral Skynet may enforce its full rights and the Company may be forced into liquidation in the event the settlement is not satisfied.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which 159 3/4 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of December 31, 2006.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

On December 27, 2006, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,649,842 shares of its common stock at a conversion price of $0.00152 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On January 23, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 975,782 shares of its restricted common stock at a conversion price of $0.00257 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On January 29, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a half (1/2) of a Series A Convertible Preferred Share, or the sum of $5,016, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,759,832 shares of its restricted common stock at a conversion price of $0.00285 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On February 7, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,053,681 shares of its restricted common stock at a conversion price of $0.00238 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On February 12, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,053,681 shares of its restricted common stock at a conversion price of $0.00238 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

Common Stock

As of December 31, 2006, the Company had 595,000,000 shares of common stock authorized at $0.001 par value per share, and 40,036,785 issued and outstanding.

The following describes the common stock transactions for the three-month period ended December 31, 2006:

On December 27, 2006, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,649,842 shares of its common stock at a conversion price of $0.00152 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9- LITIGATION/ LEGAL PROCEEDINGS

During the three-month period ended June 30, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the three-month period ending December 31, 2006. The lease is personally guaranteed by the former President of dbsXmedia, Inc.

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

There were no provisions for income taxes for the three-month period ended December 31, 2006.

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

At December 31, 2006, the Company had accumulated deficits of $5,827,658, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 11- GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

• The Company reported net losses of $163,728 and $385,160 for the three-month period ended December 31, 2006 and 2005, respectively.

• Net cash provided by (used in) the Company's operating activities was $68,983 and ($38,978) for the three-month period ended December 31, 2006 and 2005, respectively.

• At December 31, 2006, stockholder's equity (deficit) was ($3,318,353) and included an accumulated deficit of ($5,827,658).

• At December 31, 2006 there was working capital deficit of $3,505,082. The Company is unable to satisfy its current debt obligations and is in default on its notes payable.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

• The Company had gross margins of $81,538 and $23,360 for the three-month period ended December 31, 2006 and 2005, respectively.

The Company will require additional funding to cover expected negative cash flows until end fiscal year 2007.

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

• Raise additional capital.

• Expand and develop its Business TV business with existing customer base and additional contract for new services.

• Develop and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

• Continue overall cost and expense control and adoption of efficient service and equipment roll-out approaches resulting in improved gross profits and reduced operating expenses.

• Expand operation and revenue base through an aggressive acquisition program of profitable companies with operation and services with synergy to its current operation.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 13- SUBSEQUENT EVENTS

On January 23, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 975,782 shares of its restricted common stock at a conversion price of $0.00257 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On January 29, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a half (1/2) of a Series A Convertible Preferred Share, or the sum of $5,016, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,759,832 shares of its restricted common stock at a conversion price of $0.00285 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On February 7, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,053,681 shares of its restricted common stock at a conversion price of $0.00238 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On February 12, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,053,681 shares of its restricted common stock at a conversion price of $0.00238 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

In January, 2007, dbsXmedia, Ltd, the UK subsidiary, was in the process of filing a liquidation of its operations with the United Kingdom Courts. This would conclude the operations of the subsidiary in the UK.

In January, 2007, Ariel Way Media, Ltd, a new UK subsidiary was formed to provide services in the United Kingdom and Europe for multimedia and digital signage solutions and technologies.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the results of operations and financial position as of and for the three-month period ended December 31, 2006 and 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this 10-QSB. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). All references to dollar amounts in this section are in United States dollars.

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

Overview of the Company

Ariel Way, Inc. is a technology and services company for highly secure global communications, multimedia and digital signage solutions and technologies. We are focused on developing innovative and secure technologies, acquiring and growing profitable advanced technology companies and global communications service providers and creating strategic alliances with companies in complementary product lines and service industries. We were initially named Netfran Development Corp., and we provided franchise Internet web site design and consulting services until, on February 2, 2005, when we acquired Old Ariel Way in a share exchange transaction. Old Ariel Way was engaged in the development of highly secure global communications technologies. After the acquisition of Old Ariel Way, we ceased to conduct the franchise business we had previously conducted in order to concentrate solely on the development of the highly secure global communications technology business.

As of December 31, 2006, we marketed and sold our multimedia communications solutions services to clients who are leading finance-oriented services companies primarily in United Kingdom. We also provided services to leading technology and manufacturing companies throughout the United States but in 2006 we closed this operation. As part of our multimedia communications solutions services, we are focused on growing our current customer bases, developing and deploying solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks. Our wholly-owned subsidiary Ariel Way Media, Inc. (“Ariel Way Media”) provides a select set of services previously provided by dbsXmedia to include services for leading finance-oriented services companies, primarily in the United Kingdom.

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

Revenue and Expenses

Overall Operating Results:

Revenue was $410,391 and $606,075 for the three-month period ended December 31, 2006 and 2005 respectively. The reduced revenue resulted from the reduction of the service of dbsXmedia in 2006. Gross margin for the three-month period ended December 31, 2006 was $81,538, compared to a gross margin of $23,360 for the three-month period ended December 31, 2005. The low margin and loss for the three-month period ended December 31, 2006 was due to substantial costs incurred related to the satellite provider.

Total operating expenses were $243,468 and $509,287 for the three-month period ended December 31, 2006 and 2005. Operating expenses reduced from 2005 to 2006 due to several factors. Salaries were reduced over $140,000 due to the termination of the dbsXmedia management and the CFO while professional fees increased by approximately $28,000 as a result of utilization of outside service providers. Travel was reduced by approximately $14,000, marketing approximately $6,000, insurance approximately $5,000, payroll taxes approximately $18,000, office equipment $10,500 as a result of the terminations. Rent expense reduced by approximately $30,000 due to the vacating of the Frederick, MD office facilities.

As of December 31, 2006 cash and cash equivalents was $35,569 compared to $50,186 as of December 31, 2005. Cash balances decreased as the company worked to satisfy substantial outstanding debts. As of December 31, 2006, accounts payable and accrued expenses were $3,244,467, compared to December 31, 2005 balances of $1,930,192. This increase was due to substantial losses incurred during fiscal year 2006 and in the three-month period ended December 31, 2006 and the reduced cash flow from operations.

Operations and Net Losses

The net loss for the three-month period ended December 31, 2006 was $163,728 compared to a net loss of $385,160 for the three-month period ended December 31, 2005. The decrease in losses were primarily due to the ceasing of the dbsXmedia business in the United States and the the termination of the Frederick, MD office facilities.

 As of December 31, 2006 the accumulated deficit was $5,827,658, that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

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

Property, Plant and Equipment

Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.We did not change the useful lives of any property, plant and equipment in the year ended December 31, 2006.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

Liquidity and Capital Resources

As of December 31, 2006, the Company had cash and cash equivalents of $35,569. The Company was unable to satisfy current debts, and is in default in its loan obligations.

Net cash provided by (used in) operating activities was $68,983 for the three-month period ended December 31, 2006 compared with ($38,978) for the three-month period ended December 31, 2005.

  As of December 31, 2006 the Stockholders’ Deficit was $3,318,353 compared with December 31, 2005, of $2,421,662. At December 31, 2006, we had a negative working capital (current assets minus current liabilities) of $3,505,082 compared with negative working capital of approximately $2,881,068 at December 31, 2005.

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

On February 28, 2006, in order to improve the liquidity and equity structure of the Company, $500,000 of Debentures payable and $1,000,000 of Promissory notes were converted to Convertible Preferred Stock, as referenced and detailed in Note 4 and Note 5 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 and 2005.

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

Off-Balance Sheet Arrangements

At December 31, 2006, the following guarantees and indemnifications were issued and outstanding:

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

On April 21, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter with a Notice of Default pursuant to Teleport Service Agreement dated 21 April 2005 between dbsXmedia. Inc. ("dbsXmedia”) and Loral Skynet Network Services, Inc. ("Loral Skynet") stating that dbsXmedia is currently in arrears with regard to payment for services rendered pursuant to the Agreement with Loral Skynet in the amount of $540,112.50 (the "Current Outstanding Debt"). dbsXmedia’s failure to pay the Current Outstanding Debt constitutes a material default under Section 3(b) of the Agreement. The letter shall serve as written notice of payment past due and notice of a material default of the Agreement. Loral Skynet demands that dbsXmedia effect immediate payment of the full mount of the Current Outstanding Debt. If dbsXmedia fails to pay the Current Outstanding Debt within three (3) business days of the date hereof, i.e., 5:00 P.M., EDT, Wednesday, 26 April, 2006, Loral Skynet shall have the right to terminate the Agreement upon delivery of written notice. In such event, Loral Skynet shall avail itself of all remedies to which it is entitled, including, but not limited to, the assessment and collection of termination charges pursuant to Section 3 (Term and Termination) of the Agreement. Moreover, by delivery of the notice and any action taken in connection herewith, Loral Skynet does not waive its rights and remedies under the Agreement and any other agreements to which dbsXmedia and Loral Skynet are parties, including without limitation the right to collect amounts owed by dbsXmedia to Loral Skynet in addition to the amount set forth above.

On May 1, 2006, the Company’s subsidiary dbsXmedia, Inc. received a letter from Loral Skynet stating: “Reference is hereby made to that certain Notice of Default Letter, dated 21 April 2006 (the "Notice of Default"), sent by Loral Skynet to dbsXmedia declaring a material default by dbsXrnedia under Section 3.B. of the Agreement (i.e. failure to pay amounts due for services rendered pursuant to the Agreement). Be advised that dbsXmedia has not cured this material default within the prescribed period of time set forth in the Notice of Default. As a result, this letter hereby serves as a written notice of termination of the Agreement and that such termination shall be effective at 12 Noon, Eastern Standard Time, 15 May 2006 (the "Termination Date"). Be further advised that Loral Skynet intends to exercise any and all rights and remedies in respect of such default and termination available to Loral Skynet under the Agreement, at law and/or in equity, all of which rights and remedies are hereby reserved by Loral Skynet, including, without limitation, the right to: (a) assess and collect termination charges pursuant to Section 3 (Term and Termination) of the Agreement; and (b) collect amounts owed by dbsXmedia to Loral Skynet in addition to the amount set forth in the Notice of Default.”

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of this SFAS is fully discussed in Note 2 to the Financial Statements as of December 31, 2006 and 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , which replaces APB Opinion No. 20, Accounting Changes , and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements . This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB, and the extensive discussion of “Risks Related to Our Business” contained in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-QSB and our Annual Report on Form 10-KSB.

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

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue to operate as a going concern unless we obtain additional funding

We have historically lost money. In the three-month period ended December 31, 2006 we had a net loss of $163,728 and for the three-month period ended December 31, 2005 we had a net loss of $385,161. Future losses are likely to occur. Accordingly, we are experiencing liquidity and cash flow problems and we may not be able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2006, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements as of December 31, 2006, the Company did not generate sufficient cash flows from revenues during the fiscal year ended September 30, 2006, to fund its operations. Also at December 31, 2006, the Company had negative net working capital of $3,505,082. The Company’s net working capital position has continued to deteriorate. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note 11 to the accompanying financial statements as of December 31, 2006. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the Company is successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the fiscal year ended September 30, 2006, we reduced our staffing in order to conserve cash, as our level of business activity declined. During the three-month period ended December 31, 2006, we maintained a minimum level of staffing in order to concerve cash. As a result, there is very limited segregation of duties, this is a material weakness in internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only two employees at the Company and the remaining being consultants, segregation of duties is not practicable.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue. Further, we ceased the operations of two locations and future revenue is likely to be limited.

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of December 31, 2006, we had an accumulated deficit of $5,827,658. In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of December 31, 2006, we had $35,569 cash on hand and our total current assets were $47,152 as of December 31, 2006. We have a working capital deficit of $3,505,082.

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

As of February 15, 2007, there were 44,879,760 shares of our common stock outstanding, at a closing market price of $0.002 for a total market valuation of approximately $90,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 21,173,735 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 15.5 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding; see Item 5 of this report) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

Based upon their evaluation as of the end of the three-month period ended December 31, 2006, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for the fiscal year 2006, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting, primarily related to the dbsXmedia operation in both the US and the UK.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

During the three-month period ended June 30, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The ultimate conclusion of this assessment is not determinable at this time and the entire balance has been accrued in the financial statements for the period ending December 31, 2006. The lease is also personally guaranteed by the former President of dbsXmedia, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the three-month period ended December 31, 2006 that were not registered under the Securities Act of 1933.

On December 27, 2006, we received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,649,842 shares of its common stock at a conversion price of $0.00152 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarterly period ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarterly period ended December 31, 2006.

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

B. Report on Form 8-K:

During the three-month period ended December 31, 2006, we filed with the Securities and Exchange Commission the following reports on Form 8- K:

None.

Subsequent to the quarterly period ended December 31, 2006, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

On January 23, 2007, we filed a Current Report on Form 8-K pursuant to Item Item 8.01 Other Events, announcing that On January 19, 2007, the Company completed the formation of a new wholly-owned subsidiary operation in the United Kingdom, named Ariel Way Media, Ltd.

On January 24, 2007, we filed a Current Report on Form 8-K pursuant to Item Item 8.01 Other Events, announcing that the Company issued a Letter to its Shareholders, a copy of which was attached to the Current Report.

On January 25, 2007, we filed a Current Report on Form 8-K pursuant to Item 1.01 Entry into a Material Definitive Agreement, announcing that on January 17, 2007, Ariel Way, Inc. through its wholly-owned subsidiary Ariel Way Media entered into a Strategic Channel Program Agreement (the “Agreement”) with Helius, Inc., a Utah corporation. The Agreement provides a framework for the relationship between Helius and the Company, who intends to actively utilize, promote, sell and support Helius products and solutions. The Agreement is non-exclusive and non-transferable.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: February 20, 2006	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer