Form 10QSB
period 2007-03-31
ARIEL WAY INC
filed 2007-05-21
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

Commission File Number 0-50051

ARIEL WAY, INC.
(Exact name of registrant as specified in charter)

FLORIDA	65-0983277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
-	-
8000 TOWERS CRESCENT DRIVE
SUITE 1220, VIENNA, VA	22182
(Address of principal executive offices)	(Zip Code)
-	-
Registrant’s telephone number, including area code	(703) 918-2420

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 17, 2007, the Company had outstanding 66,137,873 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

Condensed Consolidated Financial Statements:

Balance Sheet as of March 31, 2007 (Unaudited)	F-2

Statements of Operations for the Six and Three Months
Ended March 31, 2007 and 2006 (Unaudited)	F-3

Statements of Cash Flows for the Six Months
Ended March 31, 2007 and 2006 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements
(Unaudited)	F-5

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,689
Account receivable, net	14,821
Prepaid expenses and other current assets	24,071

Total current assets	56,581

PROPERTY AND EQUIPMENT - NET	32,496

TOTAL ASSETS	$89,077

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,154,115
Loan payable - officer	10,346
Loan payable - employee	54,312
Deferred revenue	318,275
Total current liabilities	3,537,048

Total liabilities	3,537,048

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
157 shares issued and outstanding	-
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized, 157 issued and outstanding	-
Common stock, $.001 par value; 595,000,000 shares authorized;
53,406,168 shares issued and outstanding	53,407
Additional paid-in capital	2,455,898
Accumulated deficit	(5,957,276)

Total stockholders' deficit	(3,447,971)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,077

See accompanying notes to the condensed consolidated financial statements.

  ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

REVENUES	$740,484	$1,350,929	$330,093	744,854

COST OF REVENUES	564,145	1,439,883	235,292	857,168

GROSS PROFIT	176,339	(88,954)	94,801	(112,314)

OPERATING EXPENSES
Professional fees	342,435	384,913	151,700	222,203
Salaries	47,000	347,192	12,914	174,141
Bank service charges and other	1,611	1,842	805	1,319
Travel and entertainment	3,292	64,091	1,199	48,259
Marketing	-	17,415	-	11,432
Insurance	2,769	24,713	-	16,534
Satellite expenses	270	-	270	-
Payroll taxes and expenses	1,597	42,389	439	23,299
Telephone	17,354	15,005	14,912	8,002
Office equipment	-	1,668	-	(8,795)
Depreciation and Amortization	8,466	69,369	4,233	27,428
Foreign currency loss	-	66	-	66
Office supplies	445	3,397	120	1,018
Rent	28,847	80,487	14,410	36,380
Miscellaneous	3	25,389	-	12,892
Automobile	-	132	-	-
Dues and subscriptions	4,514	145	2,597	-
Postage and delivery	1,282	3,503	667	1,500
Printing	7,909	4,085	5,823	2,390
Bad debt expenses	-	78,445	21,461	78,445
Loss on conditional guarantee	-	303,328	-	303,328
Other	253	3,206	(6,970)	1,652
Total Operating Expenses	468,047	1,470,780	224,580	961,493

NET LOSS BEFORE OTHER EXPENSE	(291,708)	(1,559,734)	(129,779)	(1,073,807)

OTHER INCOME (EXPENSE)
Interest income	182	1,842	45	1,698
Interest expense	(3,724)	(55,014)	(1,789)	(48,578)
Minority interest	-	(88,264)	-	(198,322)
Settlement expense	-	-	-	3,000
Impairment of goodwill	-	(100,000)	-	(100,000)
Total Other (Expense)	(3,542)	(241,436)	(1,744)	(342,202)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(295,250)	(1,801,170)	(131,523)	(1,416,009)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(295,250)	$(1,801,170)	$(131,523)	$(1,416,009)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.05)	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,705,195	38,380,421	45,005,528	38,386,943

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	SIX MONTHS ENDED
	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(295,250)	$(1,801,170)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	8,466	63,369
Minority interest	-	88,264
Goodwill impairment	-	100,000
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	16,086	(231,158)
Decrease (increase) in prepaid expenses	(3,723)	61,810
Increase in accounts payable and accrued expenses	329,513	1,223,510
Increase in deferred revenue	(5,893)	507,869
Total adjustments	344,449	1,813,664

Net cash provided by operating activities	49,199	12,494

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(53,646)

Net cash (used in) investing activities	-	(53,646)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	-	15,221
Reduction in long-term debt	(77,560)	-

Net cash provided by (used in) financing activities	(77,560)	15,221

DECREASE IN CASH AND CASH EQUIVALENTS	(28,361)	(25,931)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	46,050	122,640

CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,689	$96,709

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the six and three months ended March 31, 2007 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2007.

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

Concentration of Credit Risk

The Company currently has one single major customer in the U.K. that currently provides 100% of total sales.

Revenue Recognition

The Company records its transactions under the accrual method of accounting where income is recognized when the services are rendered.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

  ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Asset Impairment

Under SFAS 121 the Company needs to measure the impairment loss by the difference between the fair value of the assets and its carry value. The Company performs an impairment test on an asset group to be discontinued, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less transaction costs and compare it to the carrying value of the asset group. An impairment charge is recognized when the carrying value exceeds the estimated fair market value. When the estimated fair market value exceeds the carrying value of the asset group, gain is recognized upon disposal.

Foreclosed Assets

On June 21, 2006, the Company filed with the Securities and Exchange Commission its quarterly report for the six-month period ending March 31, 2006. In this filing, the Company disclosed that on May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. (“dbsXmedia or “Debtor”) received a letter from Loral Skynet Network Services, Inc. (“Loral Skynet”), with the text of the letter included in the disclosure. The disclosed letter stated that Debtor was in default under that certain Security Agreement, dated as of April 21, 2005 (the "Security Agreement"), by and among Debtor, Loral Skynet, CyberStar, L.P. and CyberStar, LLC, granting a security interest in the Collateral there under (which includes all business television-related assets and receivables of dbsXmedia). dbsXmedia carried the fixed assets with a book value of $90,000 as of the date of this notice. In the letter, Loral Skynet requested that dbsXmedia send to Loral Skynet a signed, written statement of dbsXmedia’s objection to certain of its actions, to include foreclosure of the Collateral, within twenty (20) days of the date of the letter. If Loral Skynet had not received a signed, written objection from dbsXmedia within the prescribed time period, dbsXmedia would be deemed to have consented to the proposed actions by Loral Skynet and would have no further right to object thereto, and Loral Skynet would retain the Collateral in partial satisfaction of the Balance, as described in the letter. The Company’s subsidiary dbsXmedia did not send a written statement of objection to Loral Skynet by May 28, 2006 and, as a result, dbsXmedia was deemed to have consented to the actions proposed by Loral Skynet in its May 8, 2006 letter, has no further right to object thereto, and Loral Skynet was entitled to retain the Collateral in partial satisfaction of the Balance, as described in the letter. As of September 30, 2006 the Company has written off all of the assets attributed to this transaction.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Also in September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments.

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $0 and $17,415 for the six-month period ended March 31, 2007 and 2006, respectively.

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

Accounts receivable are generally due within 30 days and collateral is not required. The Company has made allowance of $84,109 for doubtful accounts as of March 31, 2007.

Deferred Revenue

The Company’s balance sheet as of March 31, 2007 includes deferred revenue at $318,275. This relates to a pre-payment from a UK customer for services that were to have been performed by the Company during calendar year 2006. These services were not performed by the Company during calendar year 2006 or in the six-month period ended March 31, 2007.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

On September 30, 2004, the Company entered into a 2004 Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell Capital”). This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Cornell Capital received a commitment fee in the form of 1,980,000 shares of Ariel Way, Inc., prior to our acquisition of the company (“Old Ariel Way”), that on February 2, 2005 were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Cornell Capital for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity Partners, Ltd. (“Montgomery Equity”) for the purchase of 160 Series A Preferred Shares. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital. All deferred financing fees were expensed in the fiscal year ended September 30, 2006.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock

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

The following is a reconciliation of the computation for basic and diluted EPS for the six-month period ending March 31, 2007 and 2006, respectively.

	March 31,
	2007	2006

Net loss	$(295,250)	$(1,801,170)

Weighted-average common shares
Outstanding basic and diluted	41,705,195	38,380,421

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2007 and 2006 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during the six-month period ended March 31, 2007 and 2006.

NOTE 3-  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 is as follows:

March 31, 2007
Equipment	$65,823
Computers	8,116

Less: accumulated depreciation	(41,443)

Net equipment	$32,496

Depreciation expense for the six-month period ended March 31, 2007 and 2006 was $8,466 and $69,369, respectively.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 4-  DEBENTURE PAYABLE

The Company on September 30, 2004, issued a secured debenture to Cornell Capital, whereas the Company would receive $500,000, with a promise to pay to Cornell Capital the principal sum of $500,000 together with interest on the unpaid principal of this debenture at the rate of 5% per year from the date of the debenture until paid. The secured debenture was due on September 29, 2006 and was secured by the Company’s stock. The $500,000 secured debenture was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to an aggregate of 51 Series A Convertible Preferred Shares.

NOTE 5-  PROMISSORY NOTES

The Company on February 2, 2005, borrowed $400,000 from Cornell Capital whereas the Company received the $400,000, with a promise to pay to Cornell Capital principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on May 31, 2005 with an extension to February 28, 2006 and was secured by the Company’s stock. The $400,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to an aggregate of 45 Series A Convertible Preferred Shares.

The Company on July 28, 2005, borrowed $600,000 from Montgomery Equity whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on February 28, 2006 and was secured by the Company’s stock. The $600,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity to an aggregate of 64 Series A Convertible Preferred Shares.

In May 2005 the Company executed a promissory note in favor of a shareholder and employee in the amount of $70,000 with interest at 12% due on May 17, 2006. The loan was not paid when due and is in technical default. The Company has received a waiver from the shareholder regarding the default interest rate of the loan. The balance of the note as of March 31, 2007 is $54,312 consisting of principal and unpaid interest.

In September, 2005 the Company executed a promissory note in favor of the Company’s Chief Executive Officer in the amount of $42,450 with 5% interest due and payable monthly in arrears, commencing on September 26, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under this Debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The loan was not paid when due and is in technical default. The balance of the note as of March 31, 2007 is $10,346 consisting of principal and unpaid interest recorded as a loan payable to officer.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 6-  COMMITMENTS AND CONTINGENCIES

Commitments

On September 30, 2004, the Company entered into a $50 million 2004 Standby Equity Distribution Agreement with Cornell Capital. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Cornell Capital on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell Capital will purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell Capital will purchase the shares at a 4% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the 2005 Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell Capital under the  2005 Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement has not yet become effective. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Cornell Capital and Montgomery Equity for the purchase of 160 Series A Preferred Shares.

Operating Lease

The Company maintains an office in Vienna, Virginia, under a month to month lease obligation.

As referenced in Note 8 Litigation/Legal proceedings, dbsXmedia was obligated under an operating lease for the Frederick, MD premises for a period of 5 years. The leased premises were vacated and the entire amount of the obligation was recorded as if the payment was accelerated under the lease term. During the six-month period ended March 31, 2007, the Company had an agreement with the landlord of the premises which provided a complete waiver for any liabilities with current and future payments. The liabilities were written-off during the period.

The Company maintains a smaller office in Plymouth, UK, under a month to month lease obligation.

Total rent expense during the six-month period ended March 31, 2007 and 2006 was $28,847 and $80,487, respectively.

Contingencies

At March 31, 2007, the following guarantees and indemnifications were issued and outstanding:

On April 21, 2005 the Company’s subsidiary dbsXmedia completed a transaction with Loral Skynet in which the Company provided a $3,000,000 parental guarantee on behalf of dbsXmedia. The Company’s commitment was reduced on April 21, 2006 to $1,500,000 and the guarantee will reduce to $0 on April 21, 2007.

The Company’s subsidiary dbsXmedia on April 21, 2006, received a letter with a Notice of Default pursuant to a Teleport Service Agreement dated 21 April, 2005 between dbsXmedia and Loral Skynet. As a result, the Company has recorded a liability to Loral Skynet at $802,874.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

As of May 11, 2007, the Company was not able to satisfy the funding of the settlement agreement to Loral Skynet. As a result, the Company is in default of the agreement and does not have the ability to fulfill the payment of $200,000 to Loral Skynet. Loral Skynet has not advised the Company of its intentions regarding this default. Loral Skynet may enforce its full rights and the Company may be forced into liquidation in the event the settlement is not satisfied.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 7-  STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which 157 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of March 31, 2007.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers 160 Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities.

Common Stock

As of March 31, 2007, the Company had 595,000,000 shares of common stock authorized at $0.001 par value per share, and 53,406,168 issued and outstanding.

The following describes the common stock transactions for the three-month period ended March 31, 2007:

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

On February 20, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,145,096 shares of its restricted common stock at a conversion price of $0.00219 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On February 23, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,319,874 shares of its restricted common stock at a conversion price of $0.00190 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 8, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,319,874 shares of its restricted common stock at a conversion price of $0.00190 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 14, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,475,153 shares of its restricted common stock at a conversion price of $0.00170 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 26, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,475,153 shares of its restricted common stock at a conversion price of $0.00170 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 30, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,791,257 shares of its restricted common stock at a conversion price of $0.00140 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 8-  LITIGATION/ LEGAL PROCEEDINGS

None pending, to the best knowledge of the Management of the Company.

During the six-month period ended June 30, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The lease is personally guaranteed by the former President of dbsXmedia, Inc.

During the six-month period ended March 31, 2007, the Company had an agreement with the landlord of the premises in Frederick, MD which provided a complete waiver for any liabilities with current and future payments. The liabilities were written-off during the period.

NOTE 9-  PROVISION FOR INCOME TAXES

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

There was no provision for income taxes for the six-month period ended March 31, 2007.

Due to substantial financial constraints, the Company has not completed the filing of its corporate income tax returns for the years ended September 30, 2006, 2005 and 2004. The Company intends to complete the filing of these returns upon receipt of funding. Management believes there is no tax liability due to the losses incurred for the period of non-filing.

At March 31, 2007, deferred tax assets approximated the following:

Deferred tax assets	$2,025,000
Valuation for deferred asset	(2,025,000)
Net deferred tax assets	$-

At March 31, 2007, the Company had an accumulated deficit of approximately $5,957,000, available to offset future taxable income through 2027. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in the future period.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 10-  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $3.5 million, as of March 31, 2007. These matters raise doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

• Develop strategic partnerships with major companies in the area of secure wireless communications supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

• Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

• Completely winding-up the operation of dbsXmedia both in the US and in the UK. This will significantly reduce the liabilities of the Company. In February, 2007, dbsXmedia, Ltd, the UK subsidiary, filed for a liquidation of its operations with the United Kingdom Courts. This concludes the operations of the subsidiary in the UK.

Although the results of these actions cannot be predicted with certainty, management believes that if the Company can continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2007, the Company has the ability ultimately to return to profitability.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 11-  SUBSEQUENT EVENTS

On April 4, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 9, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 12, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 27, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 6, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 14, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the results of operations and financial position as of and for the six-month period ended March 31, 2007 and 2006 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

As of March 31, 2007, we marketed and sold our multimedia communications solutions services to clients who are leading finance-oriented services companies primarily in United Kingdom. We also provided services to leading technology and manufacturing companies throughout the United States but in 2006 we closed this operation. As part of our multimedia communications solutions services, we are focused on growing our current customer bases, developing and deploying solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks. Our wholly-owned subsidiary Ariel Way Media, Inc. (“Ariel Way Media”) provides a select set of services previously provided by dbsXmedia to include services for leading finance-oriented services companies, primarily in the United Kingdom.

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

Recent Developments

In February, 2007, dbsXmedia, Ltd, the UK subsidiary, filed for a liquidation of its operations with the United Kingdom Courts. This concludes the operations of the subsidiary in the UK.

In January, 2007, Ariel Way Media, Ltd, a new UK subsidiary was formed to provide services in the United Kingdom and Europe for multimedia and digital signage solutions and technologies.

Revenue and Expenses

Overall Operating Results:

Revenue was $740,484 and $1,350,929 for the six-month period ended March 31, 2007 and 2006 respectively. The reduced revenue resulted from the reduction of the service of dbsXmedia in 2006 and 2007. Gross margin for the six-month period ended March 31, 2007 was $176,339, compared to a gross margin of ($88,954) for the six-month period ended March 31, 2006. The greatly improved margin for the six-month period ended March 31, 2007 was due to substantial reductions of costs incurred related to the satellite provider.

Total operating expenses were $468,047 and $1,470,780 for the six-month period ended March 31, 2007 and 2006. Operating expenses reduced from 2006 to 2007 due to a substantially reduced operational organization. Salaries were reduced over $300,000 due to the termination of the dbsXmedia management and the CFO while professional fees were reduced by approximately $42,000 as a result of utilization of outside service providers. Travel was reduced by approximately $61,000, marketing approximately $17,000, insurance approximately $22,000, payroll taxes approximately $41,000 as a result of the terminations. Rent expense reduced by approximately $52,000 due to the vacating of the Frederick, MD office facilities and moving to a smaller office in Plymouth, UK.

As of March 31, 2007 cash and cash equivalents was $17,689 compared to $96,709 as of March 31, 2006. Cash balances decreased as the company worked to satisfy substantial outstanding debts and had reduced the operational organization. As of March 31, 2007, accounts payable and accrued expenses were $3,218,773, compared to March 31, 2006 balances of $2,508,923. This increase was due to substantial losses incurred during fiscal year 2006 and in the six-month period ended March 31, 2007 and the reduced cash flow from operations.

Operations and Net Losses

The net loss for the six-month period ended March 31, 2007 was ($295,250) compared to a net loss of ($1,801,170) for the six-month period ended March 31, 2006. The significant decrease in losses were primarily due to the ceasing of the dbsXmedia business in the United States and the termination of the Frederick, MD office facilities.

 As of March 31, 2007 the accumulated deficit was $5,957,276, that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

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

Property, Plant and Equipment

Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. We did not change the useful lives of any property, plant and equipment during the six-month period ended March 31, 2007.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $17,689. The Company was unable to satisfy current debts, and is in default in its loan obligations.

Net cash provided by operating activities was $49,199 for the six-month period ended March 31, 2007 compared with $12,494 for the six-month period ended March 31, 2006.

  As of March 31, 2007 the Stockholders’ Deficit was ($3,447,971) compared with March 31, 2006, of ($2,037,384). At March 31, 2007, we had a negative working capital (current assets minus current liabilities) of ($3,480,467) compared with negative working capital of approximately ($2,232,311) at March 31, 2006.

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

Off-Balance Sheet Arrangements

At March 31, 2007, the following guarantees and indemnifications were issued and outstanding:

On April 21, 2005 the Company’s subsidiary dbsXmedia completed a transaction with Loral Skynet in which the Company provided a $3,000,000 parental guarantee on behalf of dbsXmedia. The Company’s commitment was reduced on April 21, 2006 to $1,500,000 and the guarantee will reduce to $0 on April 21, 2007.

The Company’s subsidiary dbsXmedia on April 21, 2006, received a letter with a Notice of Default pursuant to a Teleport Service Agreement dated 21 April, 2005 between dbsXmedia and Loral Skynet. As a result, the Company has recorded a liability to Loral Skynet at $802,874.

As of May 11, 2007, the Company was not able to satisfy the funding of the settlement agreement to Loral Skynet. As a result, the Company is in default of the agreement and does not have the ability to fulfill the payment of $200,000 to Loral Skynet. Loral Skynet has not advised the Company of its intentions regarding this default. Loral Skynet may enforce its full rights and the Company may be forced into liquidation in the event the settlement is not satisfied.

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

During 2005, we had experienced significant growth in revenues and related expenses. Our increase in revenues was due primarily to our acquisition of dbsXmedia. However, due to dbsXmedia not achieving anticipated profitability and cash flow, failing its financial business plan, and mounting debt to Loral Skynet for satellite services, its management team departing dbsXmedia, we were obligated to wind-up a majority of the activities by and services provided by dbsXmedia. We have embarked on building on the experience gained from the dbsXmedia operation and expanding into the dynamic digital signage business through our subsidiary company Ariel Way Media. In addition, we are taking a number of measures designed to improve our financial condition such as looking into other potential acquisitions, cost reductions, expansion of the dbsXmedia multimedia experience and the integration of various new acquisitions. However, if revenue and cash provided by operations do not outpace our expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, thereby potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Also in September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue to operate as a going concern unless we obtain additional funding

We have historically lost money. In the six-month period ended March 31, 2007 we had a net loss of ($295,250) and for the six-month period ended March 31, 2006 we had a net loss of ($1,801,170). Future losses are likely to occur. Accordingly, we are experiencing liquidity and cash flow problems and we may not be able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2007, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements as of March 31, 2007, we did not generate sufficient cash flows from revenues during the fiscal year ended September 30, 2006, to fund our operations. Also at March 31, 2007, we had a negative working capital (current assets minus current liabilities) of ($3,480,467). Our net working capital position has, however, slightly improved. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note 10 to the accompanying financial statements as of March 31, 2007. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless we are successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the fiscal year ended September 30, 2006, we reduced our staffing in order to conserve cash, as our level of business activity declined. During the six-month period ended March 31, 2007, we maintained a minimum level of staffing in order to conserve cash. As a result, there is very limited segregation of duties, this is a material weakness in internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only two employees at the Company and the remaining being consultants, segregation of duties is not practicable.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue. Further, we ceased the operations of two locations and future revenue is likely to be limited.

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of March 31, 2007, we had an accumulated deficit of ($5,957,276). In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of March 31, 2007, we had $17,689 cash on hand and our total current assets were $56,581 as of March 31, 2007. We have a working capital deficit of ($3,480,467).

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

As of May 17, 2007, there were 66,137,873 shares of our common stock outstanding, at a closing market price of $0.001 for a total market valuation of approximately $65,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 21,173,735 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 45.0 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding; see Item 5 of this report) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

Based upon their evaluation as of the end of the six-month period ended March 31, 2007, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for the fiscal year 2006, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls as of September 30, 2006 and March 31, 2007:

A material weakness in that inadequate staffing and supervision could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management intends to allocate additional resources in addition to reassigning tasks and duties within the Company such that the identified deficiencies will be mitigated with priority.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None pending, to the best knowledge of the Management.

During the six-month period ended June 30, 2006, dbsXmedia, Inc. was notified that as a result of its vacating of the premises in its Frederick, MD office and the ceasing of operations at that site, the landlord had filed suit to collect the rent for three months under the default provisions of the lease. The lease term expires in April 2010, with a remaining balance of approximately $264,000, which may be accelerated due to the default of the lease agreement. The lease is personally guaranteed by the former President of dbsXmedia, Inc.

During the six-month period ended March 31, 2007, the Company had an agreement with the landlord of the premises in Frederick, MD which provided a complete waiver for any liabilities with current and future payments. The liabilities were written-off during the period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the three-month period ended March 31, 2007 that were not registered under the Securities Act of 1933.

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

On February 20, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,145,096 shares of its restricted common stock at a conversion price of $0.00219 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On February 23, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,319,874 shares of its restricted common stock at a conversion price of $0.00190 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 8, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,319,874 shares of its restricted common stock at a conversion price of $0.00190 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 14, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,475,153 shares of its restricted common stock at a conversion price of $0.00170 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 26, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,475,153 shares of its restricted common stock at a conversion price of $0.00170 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On March 30, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,791,257 shares of its restricted common stock at a conversion price of $0.00140 per share. Since these share were result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarterly period ended March 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarterly period ended March 31, 2007.

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

B. Report on Form 8-K:

During the three-month period ended March 31, 2007, we filed with the Securities and Exchange Commission the following reports on Form 8- K:

On January 23, 2007, we filed a Current Report on Form 8-K pursuant to Item Item 8.01 Other Events, announcing that On January 19, 2007, the Company completed the formation of a new wholly-owned subsidiary operation in the United Kingdom, named Ariel Way Media, Ltd .

On January 24, 2007, we filed a Current Report on Form 8-K pursuant to Item Item 8.01 Other Events, announcing that the Company issued a Letter to its Shareholders, a copy of which was attached to the Current Report.

On January 25, 2007, we filed a Current Report on Form 8-K pursuant to Item 1.01 Entry into a Material Definitive Agreement , announcing that o n January 17, 2007, Ariel Way, Inc. through its wholly-owned subsidiary Ariel Way Media entered into a Strategic Channel Program Agreement (the “Agreement”) with Helius, Inc., a Utah corporation. The Agreement provides a framework for the relationship between Helius and the Company, who intends to actively utilize, promote, sell and support Helius products and solutions. The Agreement is non-exclusive and non-transferable.

Subsequent to the quarterly period ended March 31, 2007, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: May 21, 2007	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer