Form 10KSB/A
period 2006-09-30
ARIEL WAY INC
filed 2007-08-07
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB
AMENDMENT NO. 1

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

	Year ended September 30,	Year ended September 30,	Cumulative totals February 10, 2004 to September 30,
	2006	2005	2004
Operating Results:
Operating Revenue	$2,459,012	$1,052,616	$41,000
Cost of Services	$2,423,722	$328,497	$-
Gross Profit (Loss)	$35,290	$724,119	$41,000
Operating Expenses	$3,024,692	$3,056,635	$144,273
Net Income (Loss)	$(3,069,411)	$(2,594,342)	$(103,273)

	September 30,	September 30,	September 30,
	2006	2005	2004
Balance Sheet Data:
Current Assets	$97,305	$496,064	$79,546
Current Liabilities	$3,288,087	$2,890,380	$174,962
Accumulated Deficit	$(5,767,026)	$(2,697,615)	$(103,273)
Shareholder’s Equity (Deficit)	$(3,149,820)	$(1,941,181)	$422,727

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

Pursuant to SFAS 123 (revised December 2004), we recorded $114,377 of compensation expense related to the options and warrants vested since January 1, 2006.

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

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Cornell Capital and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities. The value at the time the shares were issued was $1,685,602 for the 160 shares of Series A Preferred Convertible Shares using the Black-Sholes valuation model. The redemption price was $10,031 per share accumulating to $1,604,960, which was the total of the convertible debentures and notes plus accrued interest.

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

Revenue and Expenses

Overall Operating Results:

Revenue was $2,459,012 and $1,052,616 for the fiscal years ended September 30, 2006 and 2005 respectively. The increased revenue resulted from the acquisition of the assets of dbsXmedia in April 2005, which resulted in revenue for a portion of fiscal year 2005. Gross margin for the fiscal year ended September 30, 2006 was $35,290, compared to a gross margin of $724,119 for the fiscal year ended September 30, 2005. The low margin for 2006 was due to substantial costs incurred related to the satellite provider.
Total operating expenses were $3,024,692 and $3,056,635 for the fiscal years ended September 30, 2006 and 2005. Operating expenses increased from 2005 to 2006 due to several factors. Professional fees incurred in 2006 increased by approximately $390,000 as a result of utilization of outside service providers due to the termination of the dbsXmedia management and the CFO. Rent expense increased by approximately $330,000 due to the vacating of the Frederick office facilities and the accrual of balance of rent due on the lease obligation. Bad debt expense increased by approximately $268,000, due to the assessment of collectibility of the accounts receivable balances. Goodwill impairment decreased by approximately $400,000 from 2005 to 2006 as the remaining goodwill was written off based upon management’s assessment of the value of the assets. Additional expenses for the issuance of warrants, and the impact of SFAS 123 (revised) resulted in $114,377 of compensation and interest expense for the year ended September 30, 2006.

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

Operations and Net Losses

The net loss for the fiscal year ended September 30, 2006 was $3,069,411 compared to a net loss of $2,594,342 for the fiscal year ended September 30, 2005. The increased losses were due to the reduced margins and reduced revenues from the dsbXmedia operations. The losses were further increased by the ceasing of the dbsXmedia business in the United States, the termination of the office space lease, the substantial accounts receivable write-offs, the reduction in goodwill assets, and the increased professional fees incurred in 2006.

 As of September 30, 2006 the accumulated deficit was $5,767,026, that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

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

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. During the year ended September 30, 2006 the Company wrote off approximately $143,000 in fixed assets due to the impairment of the value, and the foreclosure by Loral Skynet.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $46,050. The Company was unable to satisfy current debts, and is in default in its loan obligations.

Net cash used in operating activities was $167,223 for the fiscal year ended September 30, 2006 compared with $964,008 for the fiscal year ended September 30, 2005.

  As of September 30, 2006 the Stockholders’ Deficit was $3,149,820 compared with September 30, 2005, of $1,941,181. At September 30, 2006, we had a negative working capital (current assets minus current liabilities) of $3,190,782 compared with negative working capital of approximately $2,394,000 at September 30, 2005.

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
We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of September 30, 2006, we had an accumulated deficit of $5,767,026. In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

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

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

December 1, 2006 (August 6, 2007 as to the effects of the restatement discussed in Note 1)

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS

Restated
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

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized;
160 shares issued and outstanding
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized,160 issued and outstanding	-
Common stock, $.001 par value; 245,000,000 shares authorized;
38,386,943 shares issued and outstanding	38,386
Additional paid-in capital	2,578,820
Accumulated deficit	(5,767,026)

Total stockholders' equity (deficit)	(3,149,820)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$138,267

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	Restated
	September 30,	September 30,
	2006	2005

REVENUES	$2,459,012	$1,052,616

COST OF SERVICES	2,423,722	328,497

GROSS PROFIT (LOSS)	35,290	724,119

OPERATING EXPENSES
Selling and marketing	24,915	85,748
General and administrative	2,907,273	2,248,664
Depreciation, and amortization	92,504	7,755
Goodwill impairment	-	714,468
Total Operating Expenses	3,024,692	3,056,635

INCOME (LOSS) BEFORE OTHER EXPENSE	(2,989,402)	(2,332,516)

OTHER INCOME (EXPENSE)
Interest expense, net	(80,010)	(43,406)
Minority interest		88,264
Other Expense		(5,684)
Organizational costs		(301,000)
Total Other Income (Expense)	(80,010)	(261,826)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,069,411)	(2,594,342)
Provision for income taxes	-	-

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(3,069,411)	$(2,594,342)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,383,682	35,215,785

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

					Restated
					Additional	Restated	Deferred
	Preferred Stock		Common Stock		Paid-In	Accumulated	Financing	Restated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Fees	Total

Balance, October 1, 2004	-	-	19,860,000	$19,860	$1,634,740	$(103,273)	$(1,128,600)	$422,727

Common stock issued in reverse merger			17,428,260	17,428	(17,428)	-	-	-

Common stock issued for services			499,342	499	99,369	-	-	99,868

Common stock issued for services			499,341	499	99,368	-	-	99,867

Common stock issued for assets purchased			300,000	300	104,700	-	-	105,000

Termination Cornell deal			-	-	(1,128,600)	-	1,128,600	-

Preferred stock issued	2,000,000	2,000,000	-	-	-	-	-	2,000,000

Redemption of preferred stock	(2,000,000)	(2,000,000)	-	-	(74,301)	-	-	(2,074,301)

Net (loss) for the period	-	-	-	-	-	(2,594,342)	-	(2,594,342)

Balance, September 30, 2005	-	-	38,286,943	$38,286	$718,148	$(2,697,615)	-	$(1,941,181)

Common stock issued to MarketLink			100,000	100	2,900	-	-	3,000

Preferred stock conversion	160	-	-	-	1,604,967	-	-	1,604,967

Issuance of Warrants					252,804			252,804

Net (loss) for the period	-	-	-	-	-	(3,069,411.35)	-	(3,069,411)

Balance, September 30, 2006	160	-	38,386,943	$38,386	$2,578,820	$(5,767,026)	-	$(3,149,821)

  The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	Restated
	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,069,411)	$(2,594,342)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock for services	-	199,736
Depreciation, and amortization	92,504	722,223
Write off of fixed assets	143,431	-
Issuance of warrants for compensation	252,805	-
Minority interest	88,264	(88,264)
Bad debt	-	100,000

Changes in assets and liabilities:
(Increase) in accounts receivable	284,248	(315,155)
Decrease (Increase) in prepaid expenses	112,921	(8,296)
(Increase) in deferred revenue	324,168	-
Increase in accounts payable and accrued expenses	1,603,847	1,020,063
Total adjustments	2,902,188	1,630,334

Net cash provided by (used in) operating activities	(167,223)	(964,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,247)	(208,373)
Acquisition of financing fees	-	(70,000)

Net cash (used in) investing activities	(2,247)	(278,373)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	15,221	(90,221)
Dividends paid	-	(74,304)
Proceeds from promissory note - related party	-	1,000,000
Proceeds from long-term debt, net	77,659	-
Proceeds from convertible debenture	-	500,000

Net cash provided by financing activities	92,880	1,335,475

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,590)	93,094

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	122,640	29,546

CASH AND CASH EQUIVALENTS - END OF YEAR	$46,050	$122,640

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

Restatement

The Company has restated its previously issued consolidated financial statements for the period ended September 30, 2006. The Company has restated its consolidated financial statements to reflect the carry forward and update all disclosures related to the Company’s restatement of its previously issued consolidated financial statements for the period ended September 30, 2005. This carry forward includes a restatement of a 2006 goodwill impairment of $100,000 which has been written off as part of the 2005 restatement; error corrections part of the 2005 restatement related to goodwill recorded for the purchase of Enfotec, Inc. in 2004 and the purchase price of the asset purchase from Loral Skynet Network Services, Inc. in 2005; and error corrections related to stock-based compensation as discussed in Note 2.

	10-KSB Initial Filing	10-KSB Amendment No. 1 Restated	Reduction in Compensation Expense
Compensation expense related to the options and warrants vested since January 1, 2006	$568,109	$114,377	$453,732

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

Impairment of Long-Lived Assets

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

As of September 30, 2006 there was $2,091,754 of total compensation costs related to vested stock options and warrants. $114,377 was recognized in the year ended September 30, 2006 for the unvested stock options and warrants, leaving unrecognized compensation of $1,977,377 related to vested stock options and warrants. On December 31, 2005 the Company issued 3,000,000 warrants in connection with a settlement agreement with Loral Skynet and the fair market value of those warrants using the Black-Scholes pricing model was $115,823. In connection with the financing of a $600,000 promissory note on July 28, 2005, 1,000,000 warrants were issued to Montgomery Equity. The fair market value of those warrants using the Black-Scholes pricing model was $22,606.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended September 30, 2006 and 2005 if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employee compensation:

	Year ended September 30,
	2006	2005
Net income (loss), as reported	$(3,069,411)	$(2,594,342)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	-	(2,091,754)
Pro forma net income (loss)	$(3,069,411	$(4,481,096)
Earnings (loss) per share:
As reported:
Basic	$(0.08)	$(0.07)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Year ended September 30,
	2006	2005

Net loss	$(3,069,411)	$(2,594,342)

Weighted-average common shares
Outstanding (Basic)	38,383,682	35,215,785

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	38,383,682	35,215,785

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

At September 30, 2006, deferred tax assets approximated the following:

Deferred tax assets	$2,264,811
Valuation for deferred asset	(2,264,811)
Net deferred tax assets	$-

At September 30, 2006, the Company had accumulated deficits of $5,767,026, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 11-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net losses of $3,069,411 and $2,594,342 for the years ended September 30, 2006 and 2005, respectively.

- Net cash used by the Company's operating activities was $167,223 and $964,008 for the years ended September 30, 2006 and 2005, respectively.

- At September 30, 2006, stockholder's equity (deficit) was ($3,149,820) and included an accumulated deficit of ($5,767,026).

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

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, they are designed to provide reasonable assurance of achieving the objectives.

As of September 30, 2006 we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures had not been effective at the reasonable assurance level.

Subsequent to the evaluation as of September 30, 2006, and after subsequent additional evaluation during the months of January, 2007 and February, 2007, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 conducted during December, 2005 and January, 2006, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting, primarely related to the dbsXmedia operation in both the US and the UK. The Company attempted during 2006 to significantly improve the situation by the hiring of an outside accounting firm that worked directly with our management. During performance of the audit procedures for 2006 conducted during December, 2006 and January, 2007, Bagell, Josephs & Company, L.L.C. reported a significant progress in rectifying the identified material weakness. However, subsequent to the audit process the Company has for financial reasons, not been able to engage to the same extent the outside accounting firm. As a result, both the management and Bagell, Josephs & Company, L.L.C. have identified that the Company still has a material weakness related to the Company’s internal control over financial reporting.

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
						Securities
						Underlying
				Other	Restricted	Options
				Annual	Stock	LTIP	All Other
	Year	Salary	Bonus	Compensation	Award(s)	Payouts ($)	Compensation

Elliot Krasnow	2006	-	-		-	-	$-
(Until February 2, 2005) Chief Executive Officer	2005	-	-		-	-	$-
	2004	$-	-		-	-	$-

Arne Dunhem	2006	$-	-	$55,000	-	-	$31,463
(After February 2, 2005) Chief Executive Officer,	2005	$-	-	$15,000	-	-	$-
President and Chairman	2004	$-	-	$-	-	-	$-

Anand Kumar	2006	$-	-	$-	-	-	$-
(From February 2, 2005 through November, 2005) Executive Vice President	2005	$-	-	$14,490	-	-	$-
(Director from February 2, 2005 through June 6, 2005)	2004	$-	-	$-	-	-	$-

Voula Kanellias	2006	$-	-	$30,000	-	-	$17,994
(From February 2, 2005 through April, 2006) Chief Financial Officer	2005	$-	-	$29,980	-	-	$-
	2004	$-	-	$-	-	-	$-

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
Date: August 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	August 6, 2007
Arne Dunhem	Principal Executive Officer and Director

/s/ Arne Dunhem	Acting Chief Financial Officer, Acting Principal Financial	August 6, 2007
Arne Dunhem	and Acting Principal Accounting Officer

/s/ Leif T. Carlsson	Director	August 6, 2007
Leif T. Carlsson