Form 10QSB
period 2007-06-30
ARIEL WAY INC
filed 2007-08-20
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 16, 2007, the Company had outstanding 100,286,799 shares of its common stock, $0.001 par value share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

Condensed Consolidated Financial Statements:

Balance Sheet as of June 30, 2007 (Unaudited)	F-2

Statements of Operations for the Nine and Three Months
Ended June 30, 2007 and 2006 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months
Ended June 30, 2007 and 2006 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements
(Unaudited)	F-5

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,290
Account receivable, net	1,236
Prepaid expenses and other current assets	24,071

Total current assets	27,597

PROPERTY AND EQUIPMENT - NET	4,014

TOTAL ASSETS	$31,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,471,340
Loan payable - officer	10,346
Loan payable - employee	54,312
Promissory note	57,000
Total current liabilities	2,592,999

Total liabilities	2,592,999

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
154.25 shares issued and outstanding	-
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized, 154.25 issued and outstanding	-
Common stock, $.001 par value; 595,000,000 shares authorized;
79,600,583 shares issued and outstanding	79,601
Additional paid-in capital	2,534,705
Accumulated deficit	(5,175,693)

Total stockholders' deficit	(2,561,387)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,611

See accompanying notes to the condensed consolidated financial statements.

  ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REVENUES	$924,927	$1,993,711	$184,443	642,782

COST OF REVENUES	720,942	1,924,781	156,797	484,898

GROSS PROFIT	203,985	68,930	27,646	157,884

OPERATING EXPENSES
Professional fees	509,960	729,699	167,525	344,786
Salaries	48,597	440,560	1,597	93,368
Bank service charges and other	2,230	6,723	619	4,881
Travel and entertainment	3,794	82,238	502	18,147
Marketing	-	17,415	-	-
Insurance	2,769	32,957	-	8,244
Satellite expenses	270	-	-	-
Payroll taxes and expenses	-	50,524	(1,597)	8,135
Telephone	18,206	22,766	852	7,761
Office equipment	-	1,827	-	159
Depreciation and Amortization	12,699	81,614	4,233	12,245
Foreign currency loss	-	12,239	-	12,173
Office supplies	445	3,651	-	254
Rent	45,330	391,762	16,483	311,275
Miscellaneous	57,417	26,895	57,414	1,506
Automobile	-	130	-	-
Dues and subscriptions	4,514	192	-	47
Postage and delivery	1,391	4,227	109	724
Printing	8,075	9,295	166	5,210
Bad debt expenses	-	185,235	-	106,790
Loss on conditional guarantee	-	303,328	-	-
Other	273	14,982	20	11,776
Total Operating Expenses	715,971	2,418,259	247,923	947,481

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(511,986)	(2,349,329)	(220,277)	(789,597)

OTHER INCOME (EXPENSE)
Interest income	190	2,324	8	482
Interest expense	(5,512)	(57,637)	(1,788)	(2,623)
Minority interest	-	-	-	88,264
Other expenses	(24,249)	(55,000)	(24,249)	(55,000)
Other Income	1,132,891	-	1,132,891	-
Impairment of goodwill	-	(100,000)	-	-
Total Other (Expense)	1,103,319	(210,313)	1,106,861	31,123

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	591,333	(2,559,642)	886,583	(758,474)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$591,333	$(2,559,642)	$886,583	$(758,474)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.01	$(0.07)	$0.02	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,559,604	38,382,595	46,132,399	38,382,595

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	NINE MONTHS ENDED
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$591,333	$(2,559,642)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	8,466	81,614
Minority interest	-	88,264
Goodwill impairment	-	100,000
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	29,671	101,299
Decrease (increase) in prepaid expenses	(3,723)	85,948
Increase in accounts payable and accrued expenses	(417,920)	1,654,812
Increase in deferred revenue	(324,168)	371,808
Total adjustments	(707,674)	2,483,745

Net cash (used in) operating activities	(116,341)	(75,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	28,482	(11,349)

Net cash (used in) investing activities	28,482	(11,349)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	-	15,222
Proceeds from long-term debt, net	44,099	100

Net cash provided by financing activities	44,099	15,322

(DECREASE) IN CASH AND CASH EQUIVALENTS	(43,760)	(71,924)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	46,050	122,640

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,290	$50,716

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the nine and three months ended June 30, 2007 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2007.

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

Concentration of Credit Risk

During the nine-month period ended June 30, 2007, the Company had one single major customer in the U.K. that provided 100% of total sales.

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
JUNE 30, 2007 AND 2006

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

Foreclosed Assets

On June 21, 2006, the Company filed with the Securities and Exchange Commission its quarterly report for the nine-month period ending March 31, 2006. In this filing, the Company disclosed that on May 8, 2006, the Company’s subsidiary dbsXmedia, Inc. (“dbsXmedia or “Debtor”) received a letter from Loral Skynet Network Services, Inc. (“Loral Skynet”), with the text of the letter included in the disclosure. The disclosed letter stated that Debtor was in default under that certain Security Agreement, dated as of April 21, 2005 (the "Security Agreement"), by and among Debtor, Loral Skynet, CyberStar, L.P. and CyberStar, LLC, granting a security interest in the Collateral there under (which includes all business television-related assets and receivables of dbsXmedia). dbsXmedia carried the fixed assets with a book value of $90,000 as of the date of this notice. In the letter, Loral Skynet requested that dbsXmedia send to Loral Skynet a signed, written statement of dbsXmedia’s objection to certain of its actions, to include foreclosure of the Collateral, within twenty (20) days of the date of the letter. If Loral Skynet had not received a signed, written objection from dbsXmedia within the prescribed time period, dbsXmedia would be deemed to have consented to the proposed actions by Loral Skynet and would have no further right to object thereto, and Loral Skynet would retain the Collateral in partial satisfaction of the Balance, as described in the letter. The Company’s subsidiary dbsXmedia did not send a written statement of objection to Loral Skynet by May 28, 2006 and, as a result, dbsXmedia was deemed to have consented to the actions proposed by Loral Skynet in its May 8, 2006 letter, has no further right to object thereto, and Loral Skynet was entitled to retain the Collateral in partial satisfaction of the Balance, as described in the letter. As of September 30, 2006 the Company has written off all of the assets attributed to this transaction.

On June 21, 2007, Ariel Way, on behalf of its 60 % owned subsidiary dbsXmedia, Inc. closed on a Settlement Agreement and General Release (the “Settlement and Release”) with Loral Skynet. As part of the Settlement and Release, Ariel Way paid Loral Skynet on June 21, 2007 a total of $57,000, that was the agreed to Settlement Payment in settlement of all amounts owed from dbsXmedia and/or Ariel Way to Loral Skynet, as well as any and all obligations and liabilities between and among the parties to the various agreements set forth in the Settlement and Release Agreement and disclosed in prior filings with the Securities and Exchange Commission.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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
JUNE 30, 2007 AND 2006

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements , (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $0 and $17,415 for the nine-month period ended June 30, 2007 and 2006, respectively.

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

Deferred Revenue

The Company’s balance sheet as of June 30, 2007 includes $0 as deferred revenue.

The Company’s balance sheet as of March 31, 2007 included deferred revenue at $318,275. This related to a pre-payment from a UK customer for services that were to have been performed by the Company’s 60-% owned UK subsidiary dbsXmedia, Ltd. during calendar year 2006. These services were not performed by dbsXmedia, Ltd. during calendar year 2006 or during the nine-month period ended June 30, 2007.

However, the contract with the UK customer expired and was terminated in September 2006. As the result of the liquidation process of dbsXmedia, Ltd. initiated in February 2007, any prior claims prior to June 30, 2007 had been voided by the UK liquidation process, and the deferred revenue recorded as a liability for the Company had expired and was recorded as miscellaneous income by dbsXmedia, Ltd.

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
JUNE 30, 2007 AND 2006

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
JUNE 30, 2007 AND 2006

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine-month period ending June 30, 2007 and 2006, respectively.

	June 30,
	2007	2006

Net income (loss)	$591,333	$(2,559,642)

Weighted-average common shares
Outstanding basic and diluted	50,559,604	38,382,595

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2007 and 2006 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during the nine-month period ended June 30, 2007 and 2006.

NOTE 3-  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 is as follows:

June 30, 2007
Equipment	$65,823
Computers	4,073

Less: accumulated depreciation and write off	(65,882)

Net equipment	$4,014

Depreciation expense for the nine-month period ended June 30, 2007 and 2006 was $8,466 and $81,614, respectively. As a result of the close down of the operation by the 60-% owned dbsXmedia, Ltd. in the UK, the Company had at June 30, 2007 a write off of $57,416 as a result of disposal of equipment.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

In May 2005 the Company executed a promissory note in favor of a shareholder and employee in the amount of $70,000 with interest at 12% due on May 17, 2006. The loan was not paid when due and is in technical default. The Company has received a waiver from the shareholder regarding the default interest rate of the loan. The balance of the note as of June 30, 2007 is $58,942 consisting of principal and unpaid interest.

In September, 2005 the Company executed a promissory note in favor of the Company’s Chief Executive Officer in the amount of $42,450 with 5% interest due and payable monthly in arrears, commencing on September 26, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under this Debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The loan was not paid when due and is in technical default. The balance of the note as of June 30, 2007 is $11,228 consisting of principal and unpaid interest recorded as a loan payable to officer.

On June 13, 2007 the Company issued a Promissory Note to Cornell Capital Partners, L.P. in the principal amount of $57,000 with an interest at the annual rate of eleven percent (11%) on the unpaid balance due and payable on or before June 13, 2008. The foregoing is only a summary of the terms of the Promissory Note and is qualified in its entirety by reference to the Promissory Note, a copy of which was attached to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2007.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

The Company previously maintained a smaller office in Plymouth, UK, under a month to month lease obligation which was terminated and vacated on June 30, 2007.

Total rent expense during the nine-month period ended June 30, 2007 and 2006 was $45,330 and $391,762, respectively.

Contingencies

At June 30, 2007, there were no guarantees or indemnifications issued and outstanding.

On June 21, 2007, the Company, on behalf of its 60 % owned subsidiary dbsXmedia, Inc. closed on a Settlement Agreement and General Release (the “Settlement and Release”) with Loral Skynet. As part of the Settlement and Release, the Company paid Loral Skynet on June 21, 2007 a total of $57,000, that was the agreed to Settlement Payment in settlement of all amounts owed from dbsXmedia and/or the Company to Loral Skynet, as well as any and all obligations and liabilities between and among the parties to the various agreements set forth in the Settlement and Release Agreement and disclosed in prior filings with the Securities and Exchange Commission.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 7-  STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which 154.25 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of June 30, 2007.

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
JUNE 30, 2007 AND 2006

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

Common Stock

As of June 30, 2007, the Company had 595,000,000 shares of common stock authorized at $0.001 par value per share, and 79,600,583 issued and outstanding.

The following describes the common stock transactions for the three-month period ended June 30, 2007:

On April 4, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 9, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 12, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 27, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 4, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 9, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 14, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 17, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 25, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On June 6, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,639,747 shares of its restricted common stock at a conversion price of $0.00095 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On June 11, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 3,299,684 shares of its restricted common stock at a conversion price of $0.00076 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 8-  LITIGATION/ LEGAL PROCEEDINGS

As of June 30, 2007, the Company had none notified or pending, to the best knowledge of the Management of the Company.

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

There was no provision for income taxes for the nine-month period ended June 30, 2007.

Due to substantial financial constraints, the Company has not completed the filing of its corporate income tax returns for the years ended September 30, 2006, 2005 and 2004. The Company intends to complete the filing of these returns upon receipt of funding. Management believes there is no tax liability due to the losses incurred for the period of non-filing.

At June 30, 2007, deferred tax assets approximated the following:

Deferred tax assets	$1,958,304
Valuation for deferred asset	(1,958,304)
Net deferred tax assets	$-

At June 30, 2007, the Company had an accumulated deficit of approximately $5,175,693, available to offset future taxable income through 2027. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in the future period.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 10-  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $2.3 million, as of June 30, 2007. These matters raise doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

The Company's ability to continue as a going concern is dependent upon generating revenues and reasonable gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans to in order to provide positive cash flow from operations:

•	Raise additional capital.

•	Expand and develop its Business TV business with a new customer base and new contracts for new services.

•	Develop and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

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
JUNE 30, 2007 AND 2006

• Develop strategic partnerships with major companies in the area of secure wireless communications supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

•Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

•Completely winding-up the operation of dbsXmedia both in the US and in the UK. This will significantly reduce the liabilities of the Company. In February, 2007, dbsXmedia, Ltd, the UK subsidiary, filed for a liquidation of its operations with the United Kingdom Courts. As of June 30, 2007, the operations of the subsidiary in the UK had completely ceased.

Although the results of these actions cannot be predicted with certainty, management believes that if the Company can generate revenues with reasonable gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2007, the Company has the ability ultimately to return to profitability.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 11-  SUBSEQUENT EVENTS

On July 10, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,916,000 shares of its restricted common stock at a conversion price of $0.00086 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On July 17, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,916,000 shares of its restricted common stock at a conversion price of $0.00086 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On July 19, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,639,747 shares of its restricted common stock at a conversion price of $0.00095 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On July 23, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,639,747 shares of its restricted common stock at a conversion price of $0.00095 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On July 24, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On August 9, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On August 14, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a half (1/2) of a Series A Convertible Preferred Share, or the sum of $5,015.12, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 4,559,200 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the results of operations and financial position as of and for the nine-month period ended June 30, 2007 and 2006 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Up to June 30, 2007, we marketed and sold our multimedia communications solutions services to clients who are leading finance-oriented services companies primarily in United Kingdom. However, this operation in the U.K. was ceased on June 30, 2007 after the termination of a major client contract on June 30, 2007. We also provided services to leading technology and manufacturing companies throughout the United States but in 2006 we closed this operation. As part of our multimedia communications solutions services, we are focused on developing new customer bases, developing and deploying solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks.

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

Recent Developments

In February, 2007, dbsXmedia, Ltd, the Company’s 60%-owned UK subsidiary, filed for a liquidation of its operations with the United Kingdom Courts. This concludes the operations of the subsidiary in the UK. The offices previously maintained by dbsXmedia, Ltd. in the U.K. were terminated and vacated on June 30, 2007.

In January, 2007, Ariel Way Media, Ltd, a new UK subsidiary, was formed by the Company to provide services in the United Kingdom and Europe for multimedia and digital signage solutions and technologies. On June 30, 2007, the two remaining staff members in the U.K. were terminated and the offices occupied in the U.K. were terminated and vacated.

Revenue and Expenses

Overall Operating Results:

Revenue was $924,927 and $1,993,711 for the nine-month period ended June 30, 2007 and 2006 respectively. The reduced revenue for the nine-month period ended June 30, 2007 compared with the same period in 2006 resulted from the ceasing of operation in 2006 of dbsXmedia in both the US and the UK. Certain services were still provided during the period by the Company’s subsidiary Ariel Way Media. Due to the reduction in the operation and the associated costs for generating the revenues, to include reductions of costs incurred related to the satellite provider, the gross margin for the nine-month period ended June 30, 2007 was $203,985, compared to a gross margin of 68,930 for the nine-month period ended June 30, 2006.

Total operating expenses were $715,971 and $2,418,259 for the nine-month period ended June 30, 2007 and 2006. Operating expenses were significantly reduced from 2006 to 2007 due to a substantially reduced operational organization. Salaries were reduced over $392,000 due to the termination in 2006 of the dbsXmedia management and the CFO of the Company, while professional fees were reduced by approximately $185,000 as a result of reduced utilization of outside service providers. Travel was reduced by approximately $78,000, marketing approximately $17,000, insurance approximately $30,000, payroll taxes approximately $51,000 as a result of the terminations. Rent expense was reduced by approximately $346,000 due to the vacating of the Frederick, MD office facilities and moving to a smaller office in Plymouth, UK.

As of June 30, 2007 cash and cash equivalents was $2,290 compared to $50,716 as of June 30, 2006. Cash balances decreased as a result of the reduction in revenues from operations, and that the company worked to satisfy substantial outstanding debt and liabilities. As of June 30, 2007, accounts payable and accrued expenses were $2,471,340, compared to June 30, 2006 balance of $2,940,226. This significant reduction resulted primarely from the significant reduction of current liabilities for dbsXmedia as a result of a settlement with Loral Skynet.

Operations and Net Losses

The net income for the nine-month period ended June 30, 2007 was $591,333 compared to a net loss of ($2,559,642) for the nine-month period ended June 30, 2006. The significant net income resulted from the significant reduction of current liabilities for dbsXmedia as a result of a settlement with Loral Skynet, the elimination of deferred revenue for dbsXmedia, Ltd. in the UK. These reductions were recorded as other income. In addition, there was a significant decrease in losses primarily due to the substantially reduced operational organization and the ceasing of the dbsXmedia business in the United States and the termination of the Frederick, MD office facilities.

 As of June 30, 2007 the accumulated deficit was ($5,175,693), that may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

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

Property, Plant and Equipment

Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. As a result of the close down of the operation by the 60-% owned dbsXmedia, Ltd. in the UK, the Company had at June 30, 2007 a write off of $57,416 as a result of disposal of equipment.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents of $2,290. The Company was unable to satisfy current debts, and is in default in its loan obligations.

Net cash used in operating activities was $116,341 for the nine-month period ended June 30, 2007 compared with $75,897 for the nine-month period ended June 30, 2006.

  As of June 30, 2007 the Stockholders’ Deficit was ($2,561,387) compared with June 30, 2006, of ($2,795,756). At June 30, 2007, we had a negative working capital (current assets minus current liabilities) of ($2,565,402) compared with negative working capital of approximately ($2,930,141) at June 30, 2006. The significant improvement of the Stockholders’ Deficit and the working capital resulted from the significant reduction of current liabilities for dbsXmedia as a result of a settlement with Loral Skynet and the elimination of deferred revenue for dbsXmedia, Ltd. in the UK. These reductions were recorded as other income. In addition, compared with the result for 2006, we also reduced substantially our operational organization and ceased the dbsXmedia business in the United States and terminated the Frederick, MD office facilities.

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

If revenue generated from operations and funds raised are not sufficient to implement our business plan, we will be required to raise money from other sources. Other sources of funds may not be available or may be available only on terms that are unfavorable to us. If we are unable to raise sufficient funds, the implementation of our Plan of Operation will be delayed and we may cease operations.

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

The Company's ability to continue as a going concern is dependent upon generating revenues and reasonable gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans in order to provide positive cash flow from operations and fiscal year 2007:

•	Raise additional capital or secure funding from credit sources.

•	Develop its Business TV business with a new customer base and new contracts for new services.

•	Continue to develop and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

•	Continue overall cost and expense control and adoption of efficient service and equipment roll-out approaches resulting in improved gross profits and reduced operating expenses.

•	Develop operation and revenue base through an aggressive acquisition program of profitable companies with operation and services with synergy to its current operation.

•
Develop strategic partnerships with major companies in the area of secure wireless communications supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

•	Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

Although the results of these actions cannot be predicted with any degree of certainty, management believes that if the Company can develop and generate revenues and reasonable gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2007, the Company has the ability ultimately to return to profitability.

Off-Balance Sheet Arrangements

At June 30, 2007, there were no guarantees or indemnifications issued and outstanding.

On June 21, 2007, the Company, on behalf of its 60 % owned subsidiary dbsXmedia, Inc. closed on a Settlement Agreement and General Release (the “Settlement and Release”) with Loral Skynet. As part of the Settlement and Release, the Company paid Loral Skynet on June 21, 2007 a total of $57,000, that was the agreed to Settlement Payment in settlement of all amounts owed from dbsXmedia and/or the Company to Loral Skynet, as well as any and all obligations and liabilities between and among the parties to the various agreements set forth in the Settlement and Release Agreement and disclosed in prior filings with the Securities and Exchange Commission.

Plan of Operation

In April 2005, the Company completed the acquisition of the start-up company dbsXmedia, Inc. and established satellite business TV services as a new line of business through this subsidiary. Through dbsXmedia, we provided communication infrastructure and integrated multimedia services to corporations throughout the United States and Europe. dbsXmedia operated from offices in Frederick, Maryland and Plymouth, United Kingdom, providing solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless networks. Digital signage includes technologies using LCD TV and plasma screens to deliver video based messaging directly to consumer audiences. We believe digital signage is an effective direct advertising method providing individually targeted marketing. Integrated multimedia services include music radio, video, and IP (Internet Protocol)-based file transfer for training/catalogs/point of sale integrated with other information to the clients. As previously noted, dbsXmedia ceased operations in the US in May, 2006. In February, 2007, dbsXmedia, Ltd, the UK subsidiary, filed for a liquidation of its operations with the United Kingdom Courts. As of June 30, 2007, the operations of the subsidiary in the UK had completely ceased.

Our wholly-owned subsidiary Ariel Way Media provides a select set of services to some extent similar to what was previously provided by dbsXmedia to include services for leading finance-oriented services companies, primarily in the United Kingdom. In January, 2007, Ariel Way Media, Ltd, a new UK subsidiary, was formed by the Company to provide services in the United Kingdom and Europe for multimedia and digital signage solutions and technologies. Ariel Way Media’s contract with a major U.K. based customer was terminated on June 30, 2007. On June 30, 2007, the two remaining staff members with Ariel Way Media, Ltd in the U.K. were terminated and the offices occupied in the U.K. were terminated and vacated.

During 2005, we had experienced significant growth in revenues and related expenses. Our increase in revenues was due primarily to our acquisition of dbsXmedia. However, due to dbsXmedia not achieving anticipated profitability and cash flow, failing its financial business plan, and mounting debt to Loral Skynet for satellite services, its management team departing dbsXmedia, we were obligated to wind-up a majority of the activities by and services provided by dbsXmedia. We have embarked upon building on the experience gained from the dbsXmedia operation and expanding into the dynamic digital signage business through our subsidiary company Ariel Way Media. In addition, we are taking a number of measures designed to improve our financial condition such as looking into other potential acquisitions, cost reductions, expansion of the dbsXmedia multimedia experience and the integration of various new acquisitions. However, if revenue and cash provided by operations do not outpace our expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, thereby potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements , (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

We have historically lost money and we expect losses will continue in the near term, which means that we may not be able to continue to operate as a going concern unless we obtain additional funding

We have historically lost money. In the nine-month period ended June 30, 2007 we had a net income of $591,333 and for the nine-month period ended June 30, 2006 we had a net loss of ($2,559,642). The significant improvement of the losses resulted from the significant reduction of current liabilities for dbsXmedia as a result of a settlement with Loral Skynet and the elimination of deferred revenue for dbsXmedia, Ltd. in the UK. These reductions were recorded as miscellaneous income. In addition, we also reduced substantially our operational organization and ceased the dbsXmedia business in the United States and terminated the Frederick, MD office facilities. However, future losses are likely to occur. Accordingly, we are experiencing liquidity and cash flow problems and we may not be able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2007, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements as of June 30, 2007, we did not generate sufficient cash flows from revenues during the fiscal year ended September 30, 2006, to fund our operations. Also at June 30, 2007, we had a negative working capital (current assets minus current liabilities) of ($2,565,402). Our net working capital position has, however, slightly improved. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note 10 to the accompanying financial statements as of June 30, 2007. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless we are successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the fiscal year ended September 30, 2006, we reduced our staffing in order to conserve cash, as our level of business activity declined. During the nine-month period ended June 30, 2007, we maintained a minimum level of staffing in order to conserve cash. As a result, there is very limited segregation of duties, this is a material weakness in internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only two employees at the Company and the remaining being consultants, segregation of duties is not practicable.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue. Further, we ceased the operations of two locations and future revenue is likely to be limited.

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of June 30, 2007, we had an accumulated deficit of ($5,175,693). In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of June 30, 2007, we had $2,290 cash on hand and our total current assets were $27,597 as of June 30, 2007. We have a working capital deficit of ($2,565,402).

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

As of August 16, 2007, there were 100,286,799 shares of our common stock outstanding, at a closing market price of $0.002 for a total market valuation of approximately $160,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 21,173,735 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 71.0 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding; see Item 5 of this report) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

We own several Internet domain names, including www.arielway.com, and www.dbsxmediainc.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

Based upon their evaluation as of the end of the nine-month period ended June 30, 2007, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 conducted during December, 2005 and January, 2006, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting, primarely related to the dbsXmedia operation in both the US and the UK. The Company attempted during 2006 to significantly improve the situation by the hiring of an outside accounting firm that worked directly with the management. During performance of the audit procedures for 2006 conducted during December, 2006 and January, 2007, Bagell, Josephs & Company, L.L.C. reported a significant progress and improvement in rectifying the identified material weakness. However, subsequent to the audit procedures for 2006, the Company has for financial reasons, not been able to engage to the same extent the outside accounting firm. As a result, both the management and Bagell, Josephs & Company, L.L.C. have identified that the Company still has a material weakness related to the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None notified or pending, to the best knowledge of the Management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the three-month period ended June 30, 2007 that were not registered under the Securities Act of 1933.

On April 4, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 9, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 12, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On April 27, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 1,929,046 shares of its restricted common stock at a conversion price of $0.00130 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 4, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 9, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 14, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 17, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On May 25, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,507,760 shares of its restricted common stock at a conversion price of $0.00100 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On June 6, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 2,639,747 shares of its restricted common stock at a conversion price of $0.00095 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

On June 11, 2007, the Company received a conversion notice from Cornell Capital requesting the conversion of a quarter (1/4) of a Series A Convertible Preferred Share, or the sum of $2,508, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 3,299,684 shares of its restricted common stock at a conversion price of $0.00076 per share. Since these shares were the result of a September 30, 2004 funding by Cornell Capital, they were deemed to be 144k eligible for conversion to free trading shares.

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the quarterly period ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for their approval during the quarterly period ended June 30, 2007.

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

B. Report on Form 8-K:

During the three-month period ended June 30, 2007, we filed with the Securities and Exchange Commission the following report on Form 8-K:

On June 27, 2007, we filed a Current Report on Form 8-K pursuant to Item 1.01 Entry into a Material Definitive Agreement, announcing that Ariel Way, on behalf of its 60 % owned subsidiary dbsXmedia, Inc. closed on a Settlement Agreement and General Release with Loral Skynet Network Services, Inc. Pursuant to Item 1.01 Entry into a Material Definitive Agreement, we also announced that we issued a Promissory Note to Cornell Capital Partners, L.P. in the principal amount of $57,000 with an interest at the annual rate of eleven percent (11%) on the unpaid balance due and payable on or before June 13, 2008.

Subsequent to the quarterly period ended June 30, 2007, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: August 20, 2007	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer