Form 10KSB
period 2007-09-30
ARIEL WAY INC
filed 2008-01-14
CIK 1145254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2007

Commission File Number 0-50051

ARIEL WAY, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	65-0983277
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 1220, Vienna, VA	22182
(Address of Principal Executive Offices)	(Zip Code)

(703) 918-2420
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

Ariel Way’s revenue for its most recent fiscal year ending September 30, 2007 was $922,221.

As of  January 11, 2008, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.004 for the common stock as quoted on that date) was approximately $875,341.

As of January 11, 2008, the Company had 595,000,000 shares of its common stock, $0.001 par value per share, outstanding.

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

Up to June 30, 2007, we marketed and sold our multimedia corporate Business TV (“BTV”) communications solutions services to clients who are leading finance-oriented services companies primarily in United Kingdom. We also provided BTV services to leading technology and manufacturing companies throughout the United States but in 2006 we closed this operation.

Since July, 2007, we have been focused on developing and deploying solutions for digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks. We have also been actively engaged in seeking a possible acquisition of a new operation that is strategic to our digital signage and multimedia communications solutions services.

We were incorporated under the laws of Florida in January, 2000. Our principal executive offices are located at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182 and our telephone number at that address is (703) 918-2420. We maintain a corporate web site at www.arielway.com . We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report.

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically, including Ariel Way, Inc., with the SEC (http://www.sec.gov).

Recent Developments

On December 4, 2007, we reported in a current report on Form 8-K that our Chairman, CEO and President, Arne Dunhem issued a Letter to its Shareholders.

On December 10, 2007 we reported that we had formed a new Advisory Board with the appointment of Anand Kumar as chairman.

On December 11, 2007, we reported that we have signed a letter of intent to acquire Syrei Holdings UK, Limited, a UK and Sweden based telecom-consulting firm comprised of senior specialists and experts in the evolving global telecommunications market (www.syrei.com).

On December 18, 2007, we announced that we had signed a Memorandum of Understanding with Noventri, Inc., a Maryland based "one-stop-shop" company for digital signage turnkey solutions, which include consultation, technology, software, content creation and management (www.noventri.com).

On December 19, 2007 we announced that we had signed a Memorandum of Understanding with Mason Media Group, LLC, (MMG) a Washington, D.C. based holding company, (www.masonmediagroup.com), that develop, produce, and provide technical services to the broadcast, cable, and film industry with a primary focus on Sports and Entertainment. MMG is also a provider of focused advertising, marketing, entertainment, and audiovisual content capitalizing on the New Media Revolution.

On December 31, 2007, we reported in a current report on Form 8-K that the Company issued pursuant to a Board of Director’s resolution on November 21, 2007, an aggregate 349,886,779 shares of restricted common stock to several parties in exchange for canceling an aggregate of $593,839.34 in debt and liabilities.

On January 2, 2008 we announced our plans to acquire 10 percent of FaceTime Strategy (www.facetimestrategy.com), a full-service new media agency. We signed a letter of intent, stipulating the company’s interest in investing in the newly formed company that specializes in advertising, marketing and public relations campaigns via the Internet, broadcast, print and other mediums.

  Financial Condition

The table below provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 7 of this report and “Management’s Discussion and Analysis or Plan of Operations” in Item 6 of this report.

	Year ended September 30,	Year ended September 30,	Year ended September 30,
	2007	2006	2005
Operating Results:
Operating Revenue	$922,221	$2,459,012	$1,052,616
Cost of Services	$721,086	$2,423,722	$328,497
Gross Profit (Loss)	$201,135	$35,290	$724,119
Operating Expenses	$841,415	$3,024,692	$3,056,635
Other Income (Expense)	$1,240,797	$(80,010)	$-
Net Income (Loss)	$599,491	$(3,069,411)	$(2,594,342)

	September 30,	September 30,	September 30,
	2007	2006	2005
Balance Sheet Data:
Current Assets	$4,372	$97,305	$496,064
Current Liabilities	$2,558,713	$3,288,087	$2,890,380
Accumulated Deficit	$(5,167,535)	$(5,767,026)	$(2,697,615)
Shareholder’s Equity (Deficit)	$(2,550,328)	$(3,149,820)	$(1,941,181)

Our decrease in revenues compared with the period ended September 30, 2006 was due primarily to winding-down our business TV services in both the US and the UK. During the period ended September 30, 2007, we were focused on reducing our debt and liabilities. As a result of a settlement with Loral Skynet on June 14, 2007 for prior debt, the liquidation of the UK operation of dbsXmedia, Ltd. and the cancellation of certain debt and liabilities, we recorded a significant other income which resulted in a net income for the year.

We have continued to operate with limited cash flow available from operations and have been seeking funding for our going forward. If we are unable to secure sufficient funding or generate sufficient profitable revenues, the financial condition will continue to deteriorate and we may be forced to liquidate or cease operations.

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

During fiscal year 2007, our communications solutions were provided by our subsidiary Ariel Way Media, Inc., a Delaware corporation and its subsidiary Ariel Way Media, Ltd., a U.K. corporation, that provided solutions for Business Television (BTV) delivered over satellite networks. As of July 2007, we discontinued our BTV services to focus entirely on the development and operation of a network for advanced digital signage solutions and services. Our planned digital signage network includes technologies using LCD and plasma flat screen displays as a new platform for companies to promote and advertise products and services to targeted audiences as they shop, work and play in malls, banks and other strategic locations. This network that is based on transmission over satellite, wireless and the Internet, is also intended to be used for corporate communications and training activities based on our previous experience in the operation of corporate Business Television.

Since July 2007, we have also been seeking companies, that are strategic to our digital signage business plan, for potential acquisition. Should we be successful with some of the potential strategic acquisitions, we intend to integrate the operation of the acquired companies with our digital signage operation.

Governmental Approvals

Our services require using third party providers that already have access to any required governmental permits and approvals. Thus we believe that there is no need for any specific government approval for our services.

Employees

As of January 11, 2008, we had no employees but 5 consultants. We have no collective bargaining agreements with our employees. We anticipate that we will need additional people to fill administrative, sales and technical positions if we are successful in raising capital to implement our strategic business plan.

Item 2. Description of Property

Our principal headquarters executive offices were until September 30, 2007 located in approximately 900 square feet of office space at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182. The term of the lease has been on a month-to-month basis as a sub-lease. The Company is seeking an alternative location in the same building, since the lease for the sub-lessor has expired.

Item 3. Legal Proceedings

None known to the Management.

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

	Bid Price Per Share
	High	Low
2003
October 2003 - December 2003	$1.25	$1.05
2004
January 2004 - March 2004	$1.25	$0.90
April 2004 - June 2004	$0.90	$0.06
July 2004 - September 2004	$1.04	$0.11
October 2004 - December 2004	$0.75	$0.10
2005
January 2005 - March 2005	$0.37	$0.25
April 2005 - June 2005	$0.35	$0.05
July 2005 - September 2005	$0.05	$0.02
October 2005 - December 2005	$0.05	$0.04
2006
January 2006 - March 2006	$0.08	$0.01
April 2006 - June 2006	$0.03	$0.01
July 2006 - September 2006	$0.01	$0.01
October 2006 - December 2006	$0.02	$0.01
2007
January 2007 - March 2007	$0.02	$0.01
April 2007 - June 2007	$0.01	$0.01
July 2007 - September 2007	$0.01	$0.01

Stockholders

As of January 11, 2008, we believe there were approximately 375 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

On February 11, 2003, the Board of Directors approved the Netfran Development Corp. 2003 Stock Incentive Plan under which employees, officers, non-employee directors and consultants are eligible to receive grants of stock options, thereby creating a means to raise the level of stock ownership by such individuals in order to attract, retain, and reward such individuals. We have reserved a total of 600,000 shares of common stock under the 2003 Stock Incentive Plan out of which a total of 325,000 shares of common stock were issued under the plan during 2003 resulting a balance of 275,000 shares of common stock remaining to be issued. The Board of Directors administers the 2003 Stock Incentive Plan. Subject to the provisions of the 2003 Stock Incentive Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto. However, no option shall be exercisable more than ten years after the date of grant. Options shall be exercisable at such time and subject to such terms and conditions as shall be determined by the Committee at grant.

We did not grant any shares of common stock or options during the year ended September 30, 2007 under the 2003 Stock Incentive Plan.

The following table sets forth certain information, as of September 30, 2007, concerning securities authorized for issuance under the 2003 Stock Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	N/A	275,000
Equity compensation plans not approved by security holders (2)	15,922,320	$0.028	N/A
Total	15,922,320	$0.028	N/A

(1)	Plan authorized 600,000 shares available for issuance under our 2003 Stock Incentive Plan, or Plan, all of which may be issued as stock options, restricted stock or stock bonuses.

(2)	Includes options to purchase 310,097 shares and warrants to purchase 15,612,223 shares outstanding as of September 30, 2007 that were issued by Ariel Way under non-plan options and warrants.

Ariel Way Non-Plan Option and Warrant Grants

We currently have no option grant outstanding which was granted under our 2003 Stock Incentive Plan. The remaining options and warrants outstanding were granted to individuals outside of any equity compensation plan adopted by us (“Non-Plan Grants”). No options or warrants were granted or vested during the fiscal year ended September 30, 2007. As of September 30, 2007, of these Non-Plan Grants, options to purchase 310,097 shares, that have all vested, were held by one of our members of our board of directors, warrants to purchase 4,750,000 shares, out of which 2,831,105 that have vested, were held by members of our board of directors and warrants to purchase 3,150,000 shares, out of which 1,720,000 that have vested, were held by executive officers of Ariel Way. Warrants to purchase 10,862,223 shares, out of which 9,432,223 that have vested, were held by other individuals or entities. Such Non-Plan Grants were made pursuant to the terms of option or warrant agreements, as applicable, with each such grant authorized by the board of directors of Ariel Way. The Non-Plan Grants have not been approved by our stockholders.

Pursuant to SFAS 123 (revised December 2004), we recorded during the fiscal year ended September 30, 2006, $114,377 of compensation expense related to the options and warrants vested since January 1, 2006.

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

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Yorkville Advisors, LLC (“Yorkville Advisors”, f/k/a Cornell Capital Partners, LLC) and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities. The value at the time the shares were issued was $1,685,602 for the 160 shares of Series A Preferred Convertible Shares using the Black-Sholes valuation model. The redemption price was $10,031 per share accumulating to $1,604,960, which was the total of the convertible debentures and notes plus accrued interest.

During the period December 27, 2006 through September 30, 2007, the Company received a total of 37 conversion notices from Yorkville Advisors requesting the conversion of an aggregate 10.75 Series A Convertible Preferred Shares, corresponding to an aggregate conversion amount of $107,832, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into an aggregate of 95,911,882 shares of its common stock at an average conversion price of $0.00112 per share.

The following table sets forth a summary of all conversion requests by Yorkville Advisors for the period December 27, 2006 through September 30, 2007:

Conversion request date	No. of Shares	Conversion Share Price	Converted Amount	Amount of Series A Converted

12/27/2006	1,649,842	$0.00152	$2,507.76	0.25
1/23/2007	975,782	$0.00257	$2,507.76	0.25
1/29/2007	1,759,832	$0.00285	$5,015.52	0.50
2/7/2007	1,053,681	$0.00238	$2,507.76	0.25
2/12/2007	1,053,681	$0.00238	$2,507.76	0.25
2/20/2007	1,145,096	$0.00219	$2,507.76	0.25
2/23/2007	1,319,874	$0.00190	$2,507.76	0.25
3/8/2007	1,319,874	$0.00190	$2,507.76	0.25
3/14/2007	1,475,153	$0.00170	$2,507.76	0.25
3/26/2007	1,475,153	$0.00170	$2,507.76	0.25
3/30/2007	1,791,257	$0.00140	$2,507.76	0.25
4/4/2007	1,929,046	$0.00130	$2,507.76	0.25
4/9/2007	1,929,046	$0.00130	$2,507.76	0.25
4/12/2007	1,929,046	$0.00130	$2,507.76	0.25
4/27/2007	1,929,046	$0.00130	$2,507.76	0.25
5/4/2007	2,507,760	$0.00100	$2,507.76	0.25
5/9/2007	2,507,760	$0.00100	$2,507.76	0.25
5/14/2007	2,507,760	$0.00100	$2,507.76	0.25
5/17/2007	2,507,760	$0.00100	$2,507.76	0.25
5/25/2007	2,507,760	$0.00100	$2,507.76	0.25
6/6/2007	2,639,747	$0.00095	$2,507.76	0.25
6/11/2007	3,299,684	$0.00076	$2,507.76	0.25
7/10/2007	2,916,000	$0.00086	$2,507.76	0.25
7/17/2007	2,916,000	$0.00086	$2,507.76	0.25
7/19/2007	2,639,747	$0.00095	$2,507.76	0.25
7/23/2007	2,639,747	$0.00095	$2,507.76	0.25
7/24/2007	2,507,760	$0.00100	$2,507.76	0.25
8/9/2007	2,507,760	$0.00100	$2,507.76	0.25
8/14/2007	4,559,200	$0.00110	$5,015.12	0.50
8/21/2007	2,507,760	$0.00100	$2,507.76	0.25
8/22/2007	5,015,520	$0.00100	$5,015.12	0.50
8/23/2007	5,015,520	$0.00100	$5,015.12	0.50
8/24/2007	5,015,520	$0.00100	$5,015.12	0.50
8/27/2007	5,015,520	$0.00100	$5,015.12	0.50
9/5/2007	3,299,684	$0.00076	$2,507.76	0.25
9/14/2007	3,742,925	$0.00067	$2,507.76	0.25
9/20/2007	4,399,579	$0.00057	$2,507.76	0.25

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Yorkville Advisors. This agreement was terminated on July 20, 2005 and we entered into a new 2005 Standby Equity Distribution Agreement with Yorkville Advisors on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Yorkville Advisors received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. The issuance of the shares was valued at $1,128,600, the fair value of our stock at that time. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares.

On April 21, 2005, Old Ariel Way sold and issued to Yorkville Advisors, 2,000,000 shares of the Series A Redeemable Preferred Stock of Old Ariel Way, for a purchase price of $1.00 per share and an aggregate purchase price of $2,000,000 with the rights, preference and privileges set forth in the Certificate of Designation filed by Old Ariel Way on April 19, 2005 with the Delaware Secretary of State on the terms and conditions set forth in a Stock Purchase Agreement by and between Ariel Way, Inc. and Yorkville Advisors Partners, LP, dated April 19, 2005. These shares were redeemed by Old Ariel Way on August 10, 2005 for a redemption price of $2,074,301 including dividend and the preferred stock was returned to Old Ariel Way’s treasury.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the results of operations and financial position as of and for the two years ended September 30, 2007 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this 10-KSB. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. All references to dollar amounts in this section are in United States dollars.

Revenue and Expenses

Overall Operating Results:

Revenue was $922,221 and $2,459,012 for the fiscal years ended September 30, 2007 and 2006 respectively. The reduced revenue resulted from the ceasing of the operation of dbsXmedia in both the US and the UK in August 2006, and our reduced Business TV operation in the UK through Ariel Way Media. This operation was terminated in June 2007. Gross profit for the fiscal year ended September 30, 2007 was $201,135, compared to a gross profit of $35,290 for the fiscal year ended September 30, 2006. The imroved margin for 2007 was due to substantial cost reductions as a result of negotiated lower satellite service charges incurred related to the satellite provider.

Total operating expenses were $841,415 and $3,024,692 for the fiscal years ended September 30, 2007 and 2006. The significantly reduced operating expenses from 2006 to 2007 were due to an overall reduction of the operational organization. Salaries decreased from $473,957 to $40,428 in 2006 to 2007 respectively, professional fees decreased from $840,411 to $610,096 in 2006 to 2007 respectively, and rent decreased from $414,468 to $51,325 in 2006 to 2007 respectively. Bad debt expense decreased from $268,026 to -0- in 2006 to 2007 respectively, and loss on conditional guarantee no longer applied due to settlement with Loral Skynet resulting in a reduction from $303,328 to -0- in 2006 to 2007 respectively. Further, during year 2007, there were no expenses for the issuance of options or warrants, since none were issued during the year.

As of September 30, 2007 cash and cash equivalents was -0- compared to $46,050 as of September 30, 2006. Cash balances decreased as the company worked to satisfy substantial outstanding debts. As of September 30, 2007, accounts payable and accrued expenses were $2,109,976, compared to September 30, 2006 balances of $2,889,260. This reduction was due to substantial effort in reducing liabilities and debt during the fiscal year ended September 30, 2007 as a result of a settlement with Loral Skynet, the liquidation of dbsXmedia, Ltd (UK), the ceasing of operation of dbsXmedia (US), and the cancellation of other debt and liabilities. We intend to continue to significantly reduce our liabilities and debt.

Operations and Net Income

The net income for the fiscal year ended September 30, 2007 was $599,491 compared to a net loss of ($3,069,411) for the fiscal year ended September 30, 2006. The change to net income compared with previous year’s losses were the result of other income of $1,240,797 recorded as a result of significant debt and liability reductions to include a settlement of significant debt and liability to Loral Skynet, the liquidation of dbsXmedia, Ltd (UK), the ceasing of operation of dbsXmedia (US), and the cancellation of other accrued debt and liabilities. We intend to continue to significantly reduce our liabilities and debt.

As of September 30, 2007 the accumulated deficit was reduced to ($5,167,535) compared with ($5,767,026) September 30, 2006. This accumulated deficit may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary.

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

Goodwill

We had no recorded goodwill and we reported no goodwill impairment during the fiscal year ended September 30, 2007.

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

Property, Plant and Equipment

Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. We did not change the useful lives of any property, plant and equipment in the year ended September 30, 2007.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. During the year ended September 30, 2007 the Company wrote off approximately $24,249 in fixed assets due to the impairment of the value and the ceasing of operation of dbsXmedia.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of -0-. The Company was unable to satisfy current debts, and is in default in its loan obligations. The focus of the Company during the fiscal year ending September 30, 2007 has been to significantly reduce accrued and outstanding liabilities and debt.

Net cash used in operating activities was $112,671 for the fiscal year ended September 30, 2007 compared with $167,223 for the fiscal year ended September 30, 2006.

  As of September 30, 2007 the Stockholders’ Deficit was ($2,550,328) compared with September 30, 2006, of ($3,149,820). At September 30, 2007, we had a negative working capital (current assets minus current liabilities) of ($2,554,341) compared with negative working capital of approximately ($3,190,782) at September 30, 2006. The improvement is the result of the focus of the Company during the fiscal year ending September 30, 2007 to significantly reduce accrued and outstanding liabilities and debt.

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

Going concern

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern as follows:

- The inability of the company to fund current operations and satisfy its current debts when due.

- The current default of its loans from shareholders.

- The inability to fund acquisition opportunities that could provide operational cash flow for the operation going forward.

The Company's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund any negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans in order to provide positive cash flow from operations and fiscal year 2008:

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

•
Develop strategic partnerships with major companies in the area of secure wireless communications, installation, and equipment maintenance supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

•	Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

Although the results of these actions cannot be predicted with any degree of certainty, management believes that if the Company can continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund any negative cash flow from operations in 2008, the Company has the ability ultimately to return to profitability.

Off-Balance Sheet Arrangements

At September 30, 2007, there were none issued and outstanding.

Plan of Operation

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

During fiscal year 2007, our communications solutions were provided by our subsidiary Ariel Way Media, Inc., a Delaware corporation and its subsidiary Ariel Way Media, Ltd., a U.K. corporation, that provided solutions for Business Television (BTV) delivered over satellite networks. As of July 2007, we discontinued our BTV services to focus entirely on the development and operation of a network for advanced digital signage solutions and services. Our planned digital signage network includes technologies using LCD and plasma flat screen displays as a new platform for companies to promote and advertise products and services to targeted audiences as they shop, work and play in malls, banks and other strategic locations. This network that is based on transmission over satellite, wireless and the Internet, is also intended to be used for corporate communications and training activities based on our previous experience in the operation of Business Television.

We have embarked on building on the experience gained from the previous BTV operation and expanding into the dynamic digital signage business through our subsidiary company Ariel Way Media. However, if revenue and cash provided by operations do not outpace our expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, thereby potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

We are pursuing both acquisitions and strategic alliances to leverage our strategy of creating a technology and services company for digital signage and highly secure global communications solutions and technologies. Our objectives are to create high margin revenues and shareholder value, expand our reach in the global market for digital signage and highly secure global communications solutions and technologies and position us to play a more visible role in providing next generation highly secure communications digital signage solutions, products, services and technologies.

In order to implement our overall business plan including both the full development of a digital signage business, we intend to attempt to raise at least $10,000,000 over the next 12 months in order to fund:

•	Expenses associated with acquisitions of companies;

•	Investment in laboratory facilities including test and simulation equipment;

•
Acquisition or licensing of certain intellectual property related to the development of a nationwide digital signage network and highly secure communications technology and software development technology;

•	Compensation for employees and consultants;

•	Legal and accounting fees and other general administrative overhead;

•	General working capital purposes

In addition, we may need additional funds if we use a greater percentage of cash rather than stock in connection with future acquisitions.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of this SFAS is fully discussed in Note 2 to the Financial Statements as of September 30, 2007 and 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , which replaces APB Opinion No. 20, Accounting Changes , and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

We have previous years lost money and we may again experience losses in the near term, which means that we may not be able to continue to operate as a going concern unless we obtain additional funding

We have previous years lost money. In the fiscal year ended September 30, 2007 we had a net income of $599,491 and for the fiscal year ended September 30, 2006 we had a net loss of ($3,069,411). Future losses may occur. Accordingly, we are experiencing liquidity and cash flow problems and we may not be able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2007, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements as of September 30, 2007, the Company did not generate sufficient cash flows from revenues during the year ended September 30, 2007, to fund its operations. Also at September 30, 2007, the Company had negative net working capital of ($2,554,341). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note 10 to the accompanying financial statements as of September 30, 2007. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the Company is successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the year ended September 30, 2007, we reduced our staffing in order to conserve cash, as our level of business activity declined. As a result, there is very limited segregation of duties, this is a material weakness in internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only five employees and consultants at the Company, segregation of duties is not practicable.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue. Further, we ceased the operations of two locations and future revenue could be limited.

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of September 30, 2007, we had an accumulated deficit of ($5,167,535). In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

Our operating results are not possible to predict because we have limited operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

We will need to raise additional capital to continue our operations and consummate any future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we need to raise additional capital to fund additional acquisitions and/or to fund operations. We anticipate that these additional funds will be in the range of $10 million to $20 million, depending on the pace and size of our acquisitions. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of September 30, 2007, we had -0- cash on hand and our total current assets were $4,372 as of September 30, 2007. We have a negative net working capital of ($2,554,341).

We will need to raise additional capital to fund our working capital deficit, our anticipated operating expenses and our strategic business plan. Among other things, external financing will be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we may be forced to curtail or cease our business operations. We estimate that we will require $10,000,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business, may result in a lower stock price and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of January 11, 2008, there were 595,000,000 shares of our common stock outstanding, at a closing market price of $0.004 for a total market valuation of approximately $2,380,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 285,750,938 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 220.0 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by approximately 375 stockholders of record, not including holders of our common stock in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding; see Item 5 of this report) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

Our business revenue generation model is unproven and could fail

Our revenue model is revised and new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to provide quality highly secure global communications and digital signage solutions and technologies to our customers and to develop and ultimately sell various security appliances products and digital signage services. We have limited experience with our highly secure global communications and digital signage solutions and technologies business and our success is largely dependent upon our ability to successfully integrate and manage any acquisitions we may consummate. If we are unable to sell our services and provide them efficiently, we could be forced to curtail or cease our business operations.

The winding-up of activities by and operations of dbsXmedia and its business and transfer our Company to a new business model based on the Business TV experience may not be successful and could fail

During year 2006 we had experienced significant growth in revenues and related expenses. Our increase in revenues was due primarily to our acquisition of dbsXmedia and its Business TV operation. However, due to dbsXmedia not achieving anticipated profitability and cash flow, failing its financial business plan, and mounting debt to Loral Skynet for satellite services, its management team departing dbsXmedia, we were obligated to wind-up the activities by and services provided by dbsXmedia. Subsequently, we have embarked on building on the experience gained from the Business TV operation and expanding into the dynamic digital signage business through our subsidiary company Ariel Way Media. In addition, we are taking a number of measures designed to improve our financial condition such as looking into potential acquisitions, cost reductions, expansion of the Business TV multimedia experience and the integration of various new acquisitions. However, if revenue and cash provided by operations do not exceed expenses, if economic conditions weaken or if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, and the company could be forced to cease operations.

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

We own several Internet domain names, including www.arielway.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

Sales to customers outside the United States expose us to risks inherent in international sales

Our anticipated future sales outside the United States may represent, in addition to our anticipated sales in the Americas, a significant portion of our future total revenue. We intend to expand our domestic and international sales efforts. As a result, we will be subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. These risks and challenges include:

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

Item 7. Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED SEPTEMBER 30, 2007 AND
SEPTEMBER 30, 2006

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheet as of September 30, 2007	F-2

Consolidated Statements of Operations for the Years Ended September 30, 2007 and September 30, 2006	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2007 and September 30, 2006	F-4

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007 and September 30, 2006	F-5

Notes to Consolidated Financial Statements	F-6-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ariel Way, Inc.
8000 Towers Crescent Drive, Ste. 1220
Vienna, VA 22182

We have audited the accompanying consolidated balance sheet of Ariel Way, Inc., (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ariel Way, Inc., as of September 30, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended September 30, 2007, to fund its operations. Also at September 30, 2007, the Company had negative net working capital of $2,554,341. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

January 14, 2008

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-
Accounts receivable - net	-
Prepaid expenses and other current assets	4,371

Total current assets	4,371

PROPERTY AND EQUIPMENT - NET	4,014

TOTAL ASSETS	$8,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,109,976
Other liabilities	304,577
Promissory notes	144,159

Total current liabilities	2,558,712

Total liabilities	2,558,712

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized; 149.25 shares issued and outstanding Series A Convertible Preferred stock, $0.001 par value 160 shares authorized, 149.25 issued and outstanding	-
Common stock, $.001 par value; 595,000,000 shares authorized; 134,298,825 shares issued and outstanding	134,299
Additional paid-in capital	2,482,908
Accumulated deficit	(5,167,535)

Total stockholders' equity (deficit)	(2,550,328)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,385

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

	September 30,	September 30,
	2007	2006

REVENUES	$922,221	$2,459,012

COST OF SERVICES	721,086	2,423,722

GROSS PROFIT (LOSS)	201,135	35,290

OPERATING EXPENSES
Professional fees	610,096	957,689
Selling and marketing	15	24,915
General and administrative	218,604	1,949,584
Depreciation, and amortization	12,699	92,504
Total Operating Expenses	841,415	3,024,692

INCOME (LOSS) BEFORE OTHER EXPENSE	(640,280)	(2,989,402)

OTHER INCOME (EXPENSE)
Interest expense, net	(5,331)	(80,010)
Other Expense	4,304	-
Other income	1,240,797	-
Total Other Income (Expense)	1,239,770	(80,010)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	599,491	(3,069,411)
Provision for income taxes	-	-

NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$599,491	$(3,069,411)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.01	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,427,321	38,383,682

The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, October 1, 2005	-	-	38,286,943	$38,286	$718,148	$(2,697,615)	$(1,941,181)

Common stock issued to MarketLink	-	-	100,000	100	2,900	-	3,000

Preferred stock conversion	160	-	-	-	1,604,967	-	1,604,967

Issuance of Warrants	-	-	-	-	252,804	-	252,804

Net (loss) for the period	-	-	-	-	-	(3,069,411)	(3,069,411)

Balance, September 30, 2006	160	-	38,386,943	$38,386	$2,578,820	$(5,767,026)	$(3,149,821)

Cancellation and Conversion of preferred stock to common stock to Yorkville Adivisors	-10.75	-	95,911,882	95,912	(95,912)	-	-

Net income for the year	-	-	-	-	-	599,491	599,491

Balance, September 30, 2007	149.25	-	134,298,825	$134,298	$2,482,908	$(5,167,535)	$(2,550,330)

  The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$599,491	$(3,069,411)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, and amortization	12,699	92,504
Write off of fixed assets	24,249	143,431
Issuance of warrants for compensation	-	252,805
Minority interest	-	88,264
Changes in assets and liabilities:
(Increase) in accounts receivable	30,907	284,248
Decrease (Increase) in prepaid expenses	15,976	112,921
(Increase) decrease in other liabilities	(19,591)	324,168
Settlement of Loral Skynet debt and other liabilities	(776,382)	1,603,847
Total adjustments	(712,141)	2,902,188

Net cash provided by (used in) operating activities	(112,650)	(167,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(2,247)

Net cash (used in) investing activities	-	(2,247)

CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	-	15,221
Proceeds from long-term debt, net	66,599	77,659

Net cash provided by financing activities	66,599	92,880

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,050)	(76,590)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	46,050	122,640

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$46,050

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Cancellation and Conversion of preferred stock to common stock to Yorkville Adivisors	-	-

Conversion of notes payable and convertible debentures for preferred stock	$-	$1,500,000

Preferred stock issued for note interest	$-	$104,967
The accompanying notes are an integral part of these consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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
SEPTEMBER 30, 2007 AND 2006

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
SEPTEMBER 30, 2007 AND 2006

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

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

The company has determined that the value of the remaining fixed assets in the UK and of dbsXmedia in the US are worthless and have been written off in the amount of $24,249 as of September 30, 2007.

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
SEPTEMBER 30, 2007 AND 2006

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
SEPTEMBER 30, 2007 AND 2006

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

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $15 and $24,915 for the years ended September 30, 2007 and 2006, respectively.

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

Accounts receivable are generally due within 30 days and collateral is not required. The Company has made no allowance for doubtful accounts as of September 30, 2007.

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
SEPTEMBER 30, 2007 AND 2006

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Yorkville Advisors. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Yorkville Advisors on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Yorkville Advisors received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Yorkville Advisors for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital. All deferred financing fees were expensed in the year ended September 30, 2006.

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

As of September 30, 2007 there were no stock options and warrants that were isssued or that vested and no compensation costs were recorded related to issuance of or vested stock options and warrants. The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended September 30, 2007 and 2006 if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employee compensation:

	Year ended September 30,
	2007	2006
Net income (loss), as reported	$599,491	$(3,069,411)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	-
Pro forma net income (loss)	$599,491	$(3,069,411)
Earnings (loss) per share:
As reported:
Basic	$0.01	$(0.08)

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
SEPTEMBER 30, 2007 AND 2006

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Year ended September 30,
	2007	2006

Net income (loss)	$599,491	$(3,069,411)

Weighted-average common shares
Outstanding (Basic)	64,427,321	38,383,682

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	64,427,321	38,383,682

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2007 and 2006 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during fiscal years ended September 30, 2007 and 2006.

NOTE 3-       EQUIPMENT

Property and equipment at September 30, 2007 is as follows:

2007
Equipment	$65,823
Computers	8,116

Less: accumulated depreciation	(69,925)

Net equipment	$4,014

Depreciation expense for the years ended September 30, 2007 and 2006 was $12,699 and $22,504, respectively. Amortization of financing fees for the years ended September 30, 2007 and 2006 was -0- and $70,000 respectively.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 4-     DEBENTURE PAYABLE

The Company on September 30, 2004, issued a secured debenture to Yorkville Advisors, whereas the Company would receive $500,000, with a promise to pay to Yorkville Advisors the principal sum of $500,000 together with interest on the unpaid principal of this debenture at the rate of 5% per year from the date of the debenture until paid. The secured debenture was due on September 29, 2006 and was secured by the Company’s stock. The $500,000 secured debenture was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

NOTE 5-     PROMISSORY NOTES

The Company on February 2, 2005, borrowed $400,000 from Yorkville Advisors whereas the Company received the $400,000, with a promise to pay to Yorkville Advisors principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on May 31, 2005 with an extension to February 28, 2006 and was secured by the Company’s stock. The $400,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

The Company on July 28, 2005, borrowed $600,000 from Montgomery Equity whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on February 28, 2006 and was secured by the Company’s stock. The $600,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

In May 2005 the Company executed a promissory note in favor of a shareholder and employee in the amount of $70,000 with interest at 12% due on May 17, 2006. The loan was not paid when due and is in default. The Company has received a waiver from the shareholder regarding the default interest rate of the loan. The balance of the note as of September 30, 2007 is $54,312 consisting of principal and unpaid interest.

In September, 2005 the Company executed a promissory note in favor of the Company’s Chief Executive Officer in the amount of $42,450 with 5% interest due and payable monthly in arrears, commencing on September 26, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under this Debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The loan was not paid when due and is in default. The balance of the note as of September 30, 2007 is $10,346 consisting of principal and unpaid interest.

The Company on June 13, 2007, borrowed $57,000 from Yorkville Advisors whereas the Company promised to pay to Yorkville Advisors the principal sum of $57,000 together with interest on the unpaid principal at the rate of 11% per annum and was due and payable on June 13, 2008 to pay in full the settlement payment to Loral Skynet pursuant to the Settlement Agreement and General Release dated June 1, 2007.

The Company on August 9, 2007, borrowed $15,000 from Yorkville Advisors whereas the Company promised to pay to Yorkville Advisors the principal sum of $15,000 together with interest on the unpaid principal at the rate of 11% per annum and was due and payable on August 9, 2008.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 6-                 COMMITMENTS AND CONTINGENCIES

Commitments

On September 30, 2004, Old Ariel Way entered into a $50 million 2004 Standby Equity Distribution Agreement with Yorkville Advisors. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Yorkville Advisors on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Cornell will purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Cornell will purchase the shares at a 4% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the 2005 Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Cornell under the  2005 Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement has not yet become effective. In the year ended September 30, 2006, the Company has not drawn down any funds under the 2005 Standby Equity Distribution Agreement from Yorkville Advisors. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares.

Operating Lease

The Company has maintained an office in McLean, Virginia, under a month to month lease obligation basis as a sub-lease. The Company is seeking an alternative location in the same building, since the lease for the sub-lessor has expired.

Total rent expense during the years ended September 30, 2007 and 2006 was approximately $51,325 and $414,468, respectively.

Contingencies

At September 30, 2007, the were no guarantees and indemnifications issued and outstanding.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which 149.25 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of September 30, 2007.

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
SEPTEMBER 30, 2007 AND 2006

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

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Yorkville Advisors and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities.

During the period December 27, 2006 through September 30, 2007, the Company received a total of 37 conversion notices from Yorkville Advisors requesting the conversion of an aggregate 10.75 Series A Convertible Preferred Shares, corresponding to an aggregate conversion amount of $107,832, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into an aggregate of 95,911,882 shares of its common stock at an average conversion price of $0.00112 per share.

The following table sets forth a summary of all conversion requests by Yorkville Advisors for the period December 27, 2006 through September 30, 2007:

Conversion request date	No. of Shares	Conversion Share Price	Converted Amount	Amount of Series A Converted

12/27/2006	1,649,842	$0.00152	$2,507.76	0.25
1/23/2007	975,782	$0.00257	$2,507.76	0.25
1/29/2007	1,759,832	$0.00285	$5,015.52	0.50
2/7/2007	1,053,681	$0.00238	$2,507.76	0.25
2/12/2007	1,053,681	$0.00238	$2,507.76	0.25
2/20/2007	1,145,096	$0.00219	$2,507.76	0.25
2/23/2007	1,319,874	$0.00190	$2,507.76	0.25
3/8/2007	1,319,874	$0.00190	$2,507.76	0.25
3/14/2007	1,475,153	$0.00170	$2,507.76	0.25
3/26/2007	1,475,153	$0.00170	$2,507.76	0.25
3/30/2007	1,791,257	$0.00140	$2,507.76	0.25
4/4/2007	1,929,046	$0.00130	$2,507.76	0.25
4/9/2007	1,929,046	$0.00130	$2,507.76	0.25
4/12/2007	1,929,046	$0.00130	$2,507.76	0.25
4/27/2007	1,929,046	$0.00130	$2,507.76	0.25
5/4/2007	2,507,760	$0.00100	$2,507.76	0.25
5/9/2007	2,507,760	$0.00100	$2,507.76	0.25
5/14/2007	2,507,760	$0.00100	$2,507.76	0.25
5/17/2007	2,507,760	$0.00100	$2,507.76	0.25
5/25/2007	2,507,760	$0.00100	$2,507.76	0.25
6/6/2007	2,639,747	$0.00095	$2,507.76	0.25
6/11/2007	3,299,684	$0.00076	$2,507.76	0.25
7/10/2007	2,916,000	$0.00086	$2,507.76	0.25
7/17/2007	2,916,000	$0.00086	$2,507.76	0.25
7/19/2007	2,639,747	$0.00095	$2,507.76	0.25
7/23/2007	2,639,747	$0.00095	$2,507.76	0.25
7/24/2007	2,507,760	$0.00100	$2,507.76	0.25
8/9/2007	2,507,760	$0.00100	$2,507.76	0.25
8/14/2007	4,559,200	$0.00110	$5,015.12	0.50
8/21/2007	2,507,760	$0.00100	$2,507.76	0.25
8/22/2007	5,015,520	$0.00100	$5,015.12	0.50
8/23/2007	5,015,520	$0.00100	$5,015.12	0.50
8/24/2007	5,015,520	$0.00100	$5,015.12	0.50
8/27/2007	5,015,520	$0.00100	$5,015.12	0.50
9/5/2007	3,299,684	$0.00076	$2,507.76	0.25
9/14/2007	3,742,925	$0.00067	$2,507.76	0.25
9/20/2007	4,399,579	$0.00057	$2,507.76	0.25

Common Stock

As of September 30, 2007, the Company had 595,000,000 shares of common stock authorized at $0.001 par value per share, and 134,298,825 issued and outstanding.

The following describes the common stock transactions for the fiscal year ended September 30, 2007:

During the period December 27, 2006 through September 30, 2007, the Company received a total of 37 conversion notices from Yorkville Advisors requesting the conversion of an aggregate 10.75 Series A Convertible Preferred Shares, corresponding to an aggregate conversion amount of $107,832, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into an aggregate of 95,911,882 shares of its common stock at an average conversion price of $0.00112 per share. The Company believes the issuance of the stock to be exempt from registration under Section 4(2) of the Securities Act of 1933.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 8-              LITIGATION/ LEGAL PROCEEDINGS

None known to the Management.

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

There were no provisions for income taxes for the period ended September 30, 2007. Due to substantial financial constraints, the Company has not completed the filing of its corporate income tax returns for the years ended September 30, 2007, 2006, 2005 and 2004. The Company intends to complete the filing of these returns upon receipt of funding. Management believes there is no tax liability due to the losses incurred for the period of non-filing.

At September 30, 2007, deferred tax assets approximated the following:

Deferred tax assets	$2,067,014
Valuation for deferred asset	(2,067,014)
Net deferred tax assets	$-

At September 30, 2007, the Company had accumulated deficits of ($5,167,535), available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 10-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

- The Company reported net income of $599,491 and a net loss of ($3,069,411) for the years ended September 30, 2007 and 2006, respectively.

- Net cash used by the Company's operating activities was $115,553 and $167,223 for the years ended September 30, 2007 and 2006, respectively.

- At September 30, 2007, stockholder's deficit was ($2,550,328) compared with a stockholder's deficit of ($3,149,820) at September 30, 2006 and included an accumulated deficit at September 30, 2007 of ($5,167,535) compared with an accumulated deficit of ($5,767,026) at September 30, 2006.

- At September 30, 2007 there was working capital deficit of ($2,554,341) compared with a working capital deficit of ($3,190,782) at September 30, 2006. This is an improvement for year 2007 compared with year 2006, however, the Company is still unable to satisfy its current debt obligations and is in default on its notes payable. The intends to actively attempt to improve the deficit.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

- The Company had a gross profit of $201,135 and $35,290 for the years ended September 30, 2007 and 2006, respectively.

Unless the Company can acquire new profitable operation that can provide adequate cash flow, it will require additional funding to cover expected negative cash flows until end fiscal year 2008.

The Company's ability to continue as a going concern is dependent upon acquiring new profitable operations with revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans to in order to provide positive cash flow from operations:

- Raise additional capital.

- Expand operation and revenue base through an aggressive acquisition program of profitable companies with operation and services with synergy to its current operation.

- Continue to develop and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

- Continue overall cost and expense control and adoption of efficient service and equipment roll-out approaches resulting in adequate gross profits and reduced operating expenses.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

- Develop strategic partnerships with major companies in the area of secure wireless communications supporting the Company’s strategy. This strategic initiative is believed to provide supporting revenues and result in reduced operating expenses.

- Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

- Negotiate with creditors including Yorkville Advisors in order to convert current debt to equity to significantly improve the Company’s working capital deficit.

Although the results of these actions cannot be predicted with certainty, management believes that if the Company can acquire new profitable operations with adequate revenues and to continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund any negative cash flow from operations in 2008, the Company has the ability ultimately to return to profitability.

ARIEL WAY, INC., AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 11-              SUBSEQUENT EVENTS

During the period October 1, 2007 through January 11, 2008, the Company received a total of 18 conversion notices from Yorkville Advisors requesting the conversion of an aggregate 6.25 Series A Convertible Preferred Shares, corresponding to an aggregate conversion amount of $62,694, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into an aggregate of 110,814,396 shares of its common stock at an average conversion price of $0.00057 per share.

The following table sets forth a summary of all conversion requests by Yorkville Advisors for the period October 1, 2007 through January 11, 2008:

Conversion request date	No. of Shares	Conversion Share Price	Converted Amount	Amount of Series A Converted

10/23/2007	5,224,500	$0.00048	$2,507.76	0.25
10/24/2007	4,399,579	$0.00057	$2,507.76	0.25
10/25/2007	4,399,579	$0.00057	$2,507.76	0.25
10/26/2007	4,399,579	$0.00057	$2,507.76	0.25
10/29/2007	4,399,579	$0.00057	$2,507.76	0.25
10/31/2007	4,399,579	$0.00057	$2,507.76	0.25
11/2/2007	4,399,579	$0.00057	$2,507.76	0.25
11/6/2007	4,399,579	$0.00057	$2,507.76	0.25
11/9/2007	4,399,579	$0.00057	$2,507.76	0.25
11/13/2007	4,399,579	$0.00057	$2,507.76	0.25
11/16/2007	4,399,579	$0.00057	$2,507.76	0.25
11/16/2007	8,799,158	$0.00057	$5,015.52	0.50
11/16/2007	8,799,158	$0.00057	$5,015.52	0.50
11/16/2007	8,799,158	$0.00057	$5,015.52	0.50
11/16/2007	8,799,158	$0.00057	$5,015.52	0.50
11/19/2007	8,799,158	$0.00057	$5,015.52	0.50
11/19/2007	8,799,158	$0.00057	$5,015.52	0.50
11/20/2007	8,799,158	$0.00057	$5,015.52	0.50

On December 27, 2007, the Company issued pursuant to a Board of Director’s resolution on November 21, 2007, an aggregate 349,886,779 shares of restricted common stock to several parties in exchange for canceling an aggregate of $593,839.34 in debt and liabilities. The aggregate per share conversion price was $0.0016 which was 100% higher than the prevailing closing price at $0.0008 as of November 20, 2007, the day prior to the Board of Director’s resolution on November 21, 2007. The debt and liabilities canceled and converted to shares of restricted common stock included outstanding short term loans in default and outstanding since 2005 and compensation for services outstanding for the period 2004 through 2007.

The table below sets forth a summary of the debt and liability canceled and converted to shares of restricted common stock pursuant to the Board of Director’s resolution on November 21, 2007:

Name	Debt and Liability Canceled and Converted	Amount	Conversion per Share Price	Shares Issued
Arne and Eva Dunhem	Repayment of short term loans in default Compensation for services 2004 - 2007	$470,839.34	$0.0016	273,011,779
Magdy Battikha	Compensation for services 2006 - 2007	$68,000.00	$0.0016	42,500,000
Leif T. Carlsson	Compensation for services 2006 - 2007	$20,000.00	$0.0016	12,500,000
Chivas Capital, Inc.	Compensation for services 2007	$15,000.00	$0.0016	9,375,000
Rainer Gonzalez	Compensation for services 2007	$20,000.00	$0.0016	12,500,000

Total		$593,839.34	$0.0016	349,886,779

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

As of September 30, 2007 we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective at the reasonable assurance level.

This material weakness consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management intends to allocate additional resources in addition to reassigning tasks and duties within the Company such that the identified deficiencies will be mitigated with priority.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

MANAGEMENT

Our directors and executive officers and their ages as of January 11, 2008 are as follows:

Name	Age	Position
Arne Dunhem	57	President, Chief Executive Officer and Chairman of the Board
Leif T. Carlsson	65	Director

The following is a description of the background of our directors and executive officers.

Background Information

Arne Dunhem. Mr. Arne Dunhem, has served as our Chairman, President and Chief Executive Officer since February 2, 2005 and was the Chairman, President and Chief Executive Officer of Old Ariel Way from the founding of Old Ariel Way on February 10, 2004. Mr. Dunhem has over thirty four years of executive management and engineering experience with large complex multinational corporations, large international organizations as well as early stage technology companies. He has over the years been instrumental in arranging more than $300 million in investor and vendor financing commitments and is knowledgeable in international business, finance, management, information systems, network operations and engineering for both publicly traded and privately held corporations. Between February 2004 and February 2, 2005, Mr. Dunhem was the Chairman, President and CEO of Old Ariel Way, a company focused on the build-up of a publicly traded highly secure global communications solutions and technology company headquartered in the metropolitan Washington, D.C. area, USA. Between December 2003 and February 2004, Mr. Dunhem was a consultant providing executive management and merger and acquisition support services. Between January 2002 and November 2003, Mr. Dunhem was the Chairman, President and CEO of MobilePro Corp., a publicly traded technology company in Rockville, MD. He was instrumental in merging the private Neoreach, Inc., a development stage company developing third generation wireless modem and semiconductor systems, with the publicly traded MobilePro Corp. Between July 2001 and January 2002 Mr. Dunhem was working as a strategic business consultant and was in January 2002 hired by Neoreach, Inc. as its President & CEO. Mr. Dunhem was between November 1998 and June 2001 the Chairman & CEO of erbia, Inc., a U.S. domestic long-distance communications company which he led from its start-up phase through the sale of the operation to a U.S. publicly traded company. Prior to 2000, he was working between January 1998 and October 1998 as a strategic business consultant for various private companies. Between July 1993 and September 1997 he was the Chairman of Tele8 Kontakt AB, a Swedish nationwide start-up cell-phone operator and also between January 1993 and December 1997 the Chairman of Nordiska Tele8 AB of Sweden, an international long distance and local telephone services company. He took the company from its start-up phase through full operation and eventually the sale of both companies. Between May 1991 and January 1993 Mr. Dunhem was the President for CruiseComm, a company developing high-speed satellite communications for voice and data for large passenger cruise ships sailing in the Baltic Sea, the Mediterranean and in the Caribbean. Between September 1989 and April 1991 Mr. Dunhem was the Executive Vice President, Engineering & Operations of Comvik Skyport AB, a Swedish telecommunications company providing satellite and data communications services, now the European Tele2 telecommunications operator. During the period September 1978 through July 1989 Mr. Dunhem was with INTELSAT, Washington, D.C., an international satellite communications organization in a capacity growing from staff engineer to program manager where he had responsibilities for building-up some of the largest command, control and monitoring networks. He previously was with the Saab-Scania Aerospace Corporation and the Swedish Telecom. Mr. Dunhem earned his M.S. in 1974 in space telecommunications from Chalmers University of Technology, Sweden. Mr. Dunhem has been the Chairman of the Swedish Lutheran Church of Washington, D.C., is active with several community organizations, is the founder of a Swedish-American Community Center in Washington, D.C. and has over many years been active with the Boy Scouts of America. Mr. Dunhem is a U.S. citizen and has lived in the Washington, D. C. area since 1978.

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

The Compensation Committee is currently comprised of Mr. Carlsson and has vacancies. The Compensation Committee recommends cash-based and stock compensation for executive officers of Ariel Way, administers the Company’s stock options and makes recommendations to the Board regarding such matters. The Compensation Committee has a written charter which was adopted on February 2, 2005.

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

Code of Ethics, Code of Business Conduct

The Company adopted on February 2, 2005 a revised Code of Ethics and Code of Business Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The current Code of Ethics and Code of Business Conduct are filed as Exhibits 14.2 through 14.4. These codes are also available on the Company’s web-site www.arielway.com.

The Company’s prior Code of Ethics with Business Ethics and Conduct Policy was disclosed as part of the Company’s Form 10-KSB filing December 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company as of September 30, 2007, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended September 30, 2007, except Arne Dunhem who failed to file a Form 3 concerning his shares of our common stock that he acquired in one transaction on February 2, 2005 as a result of our acquisition of Ariel Way, Inc. (“Old Ariel Way”) in a share exchange transaction and Leif T. Carlsson who failed to file a Form 3 concerning his options of our common stock that he acquired in one transaction on February 2, 2005 as a result of the same share exchange transaction.

Item 10. Executive Compensation

Executive Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended September 30, 2007 and 2006, paid to our most highly compensated executive officers. No officer earned over $100,000 in such fiscal year. Mr. Arne Dunhem became the Chief Executive Officer, President and Chairman on February 2, 2005. We had no written employment agreement with Mr. Dunhem during the fiscal year ended September 30, 2007. Ms. Voula Kanellias was our Chief Financial Officer from February 2, 2005 through April, 2006.

Summary Compensation Table Year 2007 and 2006

Name and principal position (1)	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (2) ($)	Nonequity incentive plan compensation($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Arne Dunhem	2007	0	0	0	0	0	0	0	0
Chairman, CEO, President	2006	0	0	0	31,463	0	0	55,000	86,463

Voula Kanellias	2007	0	0	0	0	0	0	0	0
(From February 2, 2005 through April, 2006) Chief Financial Officer	2006	0	0	0	17,994	0	0	30,000	47,994

(1)
Mr. Dunhem and Ms. Kanellias each joined Ariel Way during the Fiscal Year ended September 30, 2005. No formal employment agreements have yet been provided besides a right to be granted warrants as described below. As of April 2006 Ms. Kanellias is no longer with the Company.

(2)	The amounts listed represent the fair market value of the warrant of shares of common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End 2007

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#)unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Arne Dunhem	720,000	430,000	0	0.01	3/20/2015	0	0	0	0

Arne Dunhem	1,000,000	1,000,000	0	0.025	9/25/2015	0	0	0	0

Voula Kanellias	720,000	430,000	0	0.01	3/20/2015	0	0	0	0

(1)
Mr. Dunhem and Ms. Kanellias each received during 2004 Old Ariel Way Warrant Agreements to receive a right to warrants of Old Ariel Way common stock. As a result of the Netfran Stock Exchange Agreement consummated February 2, 2005, warrants to acquire Old Ariel Way common stock were exchanged to warrants of our common stock. Mr. Dunhem and Ms. Kanellias each after an amendment dated March 21, 2005 to their respective year 2004 Old Ariel Way Warrant Agreements and after the warrant exchange received warrants to purchase 1,150,000 shares of our common stock at an exercise price of $0.010 per share (the “Warrant Shares”) to vest as follows: (i) 60,000 Warrant Shares shall vest monthly each month after February 2, 2005 during the term of an agreement or immediately if their involvement with our Company is terminated without cause or for good reason or due to a change in control, sale of a majority of our common stock or substantially all of the assets of the Company or merger of the Company into or with another company (unless such company is less than fifty percent (50%) of the size (measured by market value) of the Company) or reverse merger with another company; and (ii) 430,000 Warrant Shares will vest immediately upon the Company achieving a $20 million market cap for ten (10) consecutive trading days and a price per share of not less than $0.50. As of April 2006 Ms. Kanellias is no longer with the Company.

Compensation of Directors

No compensation to any director was paid or granted during the fiscal year ended September 30, 2007. We have an arrangement pursuant to which our independent Directors are compensated for services provided as Directors. In addition to an individual grant of warrants to purchase shares of our common stock in connection with the Director’s agreement to serve on our Board of Directors, we also compensate the independent Directors for each Board meeting attended with $500 in cash. The Board will review compensation arrangements for subsequent years.

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

Director Compensation Year 2007

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leif T. Carlsson	0	0	0	0	0	0	0

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

We did not grant any options under the 2003 Stock Incentive Plan during the year ended September 30, 2007.

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

Employment Agreements

Our corporate company Ariel Way currently does not have employment agreements with any of our executive officers .

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of January 11, 2008, other than the directors and executive officers, as identified in the table below, to our knowledge no person owned beneficially more than five percent (5%) of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above, beneficial owners of 5% or more of our common stock and by all directors and executive officers as a group as of  January 11, 2008. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of January 11, 2008 we had 595,000,000 shares of common stock outstanding.

		Shares to be
		Beneficially	Percent
Name and Address of Beneficial Owner	Title of Class	Owned (1)	of Class (1)

Elliot Krasnow (2) c/o Netvertise, Inc. 2801 N.E. 208th Terrace, 2nd Floor Miami, FL 33180	Common	1,270,340	0.2%

Arne Dunhem (3) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and warrants)	185,447,543	31.1%

Eva Dunhem (4) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common	102,023,395	17.2%

Leif T. Carlsson (5) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares, Options and Warrants)	13,921,202	2.3%

Magdy Battikha (6) 8000 Towers Crescent Drive Suite 1220 Vienna, VA 22182	Common (Shares and Warrants)	46,063,826	7.7%

Officers and Directors as a Group (2 Persons)	Common (Shares, Options and Warrants)	199,368,745	33.5%

(1)
Applicable percentage of ownership is based on 595,000,000 shares of common stock outstanding as of  January 11, 2008, together with applicable options, warrants and convertible securities for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options or warrants of shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days from January 11, 2008 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Elliot Krasnow was our Chief Executive Officer until February 2, 2005. From and after this date he is no longer with us.

(3)
Represents 170,988,384 restricted shares of common stock issued to Arne Dunhem, our Chairman and CEO, on December 27, 2007 as a result of conversion on November 21, 2007 of debt and liabilities by the Company to Arne Dunhem into restricted shares of common stock and 6,369,580 shares of common stock previously held directly by Arne Dunhem. In addition, it also includes 1,720,000 warrants that are vested and immediately exercisable, issued to Arne Dunhem through January 11, 2008. It also includes 6,369,579 shares held by the Dunhem Family Limited Partnership, of which Arne Dunhem, is a General Partner and who makes all investment decisions of The Dunhem Family Limited Partnership. This information does not include any shares, if any, that may be issued to Arne Dunhem as compensation for his providing a personal guarantee of the financing necessary to effect the stock exchange transaction on February 2, 2005 since the nature and amount of such compensation has not been determined, if any at all. We expect any such compensation, if any, will be a non-cash consideration.

(4)
Represents 102,023,395 restricted shares of common stock issued to Eva Dunhem on December 27, 2007 as a result of conversion on November 21, 2007 of debt and liabilities by the Company to Eva Dunhem into restricted shares of common stock. Eva Dunhem is the spouse of Arne Dunhem, our Chairman and CEO.

(5)
Represents 12,500,000 restricted shares of common stock issued to Leif T. Carlsson on December 27, 2007 as a result of conversion on November 21, 2007 of liabilities by the Company to Leif T. Carlsson into restricted shares of common stock. In addition, the shares beneficially owned include 310,097 options that have vested and are immediately exercisable and a total of 1,111,105 warrants that are exercisable within 60 days from January 11, 2008. Leif T. Carlsson is an independent Director of our Board.

(6)
Represents 42,500,000 restricted shares of common stock issued to Magdy Battikha on December 27, 2007 as a result of conversion on November 21, 2007 of liabilities by the Company to Magdy Battikha into restricted shares of common stock and 1,843,826 shares of common stock previously held directly by Magdy Battikha. In addition, it also includes 1,720,000 warrants that are vested and immediately exercisable, issued to Magdy Battikha through January 11, 2008. Magdy Battikha is Sr. Vice President, Engineering Development of our Company.

Change of Control Arrangements

The Company's 2003 Stock Incentive Plan provides that in the event of a change in control as defined in the plan, all outstanding options under the plan will immediately become exercisable 100% for each participant and the restrictions on any restricted stock issued under the Plan will cease.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In connection with our acquisition of Old Ariel Way, on February 2, 2005, Old Ariel Way and Elliot Krasnow, who was our Chief Executive Officer until the February 2, 2005, entered into a Stock Purchase and Sale Agreement pursuant to which Mr. Krasnow sold 300,000 shares of our common stock to Old Ariel Way for $300,000. Old Ariel Way intends to retire the shares it acquired from Mr. Krasnow. In order to finance the $300,000 payment to Mr. Krasnow and to fund the expenses related to the acquisition, Old Ariel Way borrowed $400,000 from Yorkville Advisors, one of the stockholders of Old Ariel Way (and now a stockholder of ours). The loan bears interest at the rate of 12% per annum and was due and payable on May 31, 2005 but was extended to February 28, 2006. Yorkville Advisors is not a controlling stockholder of us, and we believe the terms of the loan were at least as favorable to us as could be obtained from an unrelated third party. In order to induce Yorkville Advisors to make the loan to Old Ariel Way, Arne Dunhem, the Chairman and Chief Executive Officer, provided a personal guarantee of payment to Yorkville Advisors. We expect to compensate Mr. Dunhem for undertaking the personal guarantee and pledge on our behalf, but the terms of any such compensation have not yet been agreed to. Our Compensation Committee of the Board of Directors will determine the amount and nature of compensation to Mr. Dunhem, but we do not expect that any compensation to him will be paid in cash. The $400,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

On July 28, 2005, we borrowed $600,000 from Montgomery Equity. We received $240,000 of this amount on July 28, 2005 and we received the remaining $360,000 on August 10, 2005. The loan bears interest at the rate of 12% per annum and was due and payable on February 28, 2006. On July 28, 2005 we issued to Montgomery Equity a warrant to purchase 1,000,000 shares of our common stock that is exercisable for a period of three (3) years at an exercise price per share of $0.025. The warrant shares shall have “piggy-back” and demand registration rights. Montgomery Equity is not a controlling stockholder of Ariel Way, and we believe the terms of the loan are at least as favorable to us as could be obtained from an unrelated third party. The $600,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity to part of one hundred sixty (160) Series A Preferred Shares.

Arne Dunhem, our Chairman and Chief Executive Officer, advanced during the period January 1, 2005 through August 3, 2005 an aggregate of $42,250 to cover the payment of certain expenses for us. On September 26, 2005, we issued to Mr. Dunhem a convertible debenture in the principal sum of $42,250 with interest at the annual rate of 5% on the unpaid principal of the debenture which was due on September 25, 2006. Interest on the outstanding principal balance shall be due and payable monthly, in arrears, commencing on September 25, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under the debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. We were not able to pay the principal and interest on the debenture as requested and we have been in default since October 1, 2006. The balance of the note as of September 30, 2007 is $10,864 consisting of principal and unpaid interest.

On May 17, 2005 Mrs. Eva Dunhem, the spouse of Arne Dunhem, our Chairman and Chief Executive Officer, advanced as a short-term loan an aggregate of $70,000 to us. On September 26, 2005, we issued to Mrs. Dunhem a promissory note in the principal sum of $70,000 together with interest at the annual rate of 12% on the unpaid principal of the note on or before the 12th month anniversary of the funding date which will be May 17, 2006. The loan was not paid when due and is in technical default. The Company has received a waiver from Mrs. Dunhem regarding the interest rate of the loan in default. The balance of the note as of September 30, 2007 is $62,209 consisting of principal and unpaid interest. In addition, we also issued to Mrs. Dunhem a warrant to purchase 200,000 shares of our common stock for a period of 3 years at an exercise price of $0.03 which was the price as of the issuance of the warrant. The warrant shares shall have “piggy-back” and demand registration rights. In addition, Mrs. Dunhem on June 30, 2007 also advanced to the Company $8,755 to cover outstanding salaries for employees in the UK.

We granted warrants to purchase our common stock to certain of our directors prior to their appointment in 2005 to our Board of Directors in connection with their service as members of our advisory board. We subsequently provided additional grants to our directors in connection with their service as members of our Board of Directors. The terms of those grants are described in this Annual Report in our discussion of the compensation provided to our directors.

On December 27, 2007, we issued pursuant to a Board of Director’s resolution on November 21, 2007, an aggregate 328,011,779 shares of restricted common stock to several related parties to include Arne Dunhem, Eva Dunhem, Magdy Battikha, and Leif T. Carlsson, in exchange for canceling an aggregate of $558,839.34 in debt and liabilities. The aggregate per share conversion price was $0.0016 which was 100% higher than the prevailing closing price at $0.0008 as of November 20, 2007, the day prior to the Board of Director’s resolution on November 21, 2007. The debt and liabilities canceled and converted to shares of restricted common stock included outstanding short term loans in default and outstanding since 2005 and compensation for services outstanding for the period 2004 through 2007. Arne Dunhem is our Chairman and CEO, Eva Dunhem is Arne Dunhem’s spouse, Magdy Battikha is our Sr. Vice President, Business Development, and Leif T. Carlsson is an independent director of our Board.

The table below sets forth a summary of the debt and liability canceled and converted to shares of restricted common stock pursuant to the Board of Director’s resolution on November 21, 2007:

Name	Debt and Liability Canceled and Converted	Amount	Conversion per Share Price	Shares Issued
Arne and Eva Dunhem	Repayment of short term loans in default Compensation for services 2004 - 2007	$470,839.34	$0.0016	273,011,779
Magdy Battikha	Compensation for services 2006 - 2007	$68,000.00	$0.0016	42,500,000
Leif T. Carlsson	Compensation for services 2006 - 2007	$20,000.00	$0.0016	12,500,000

Total		$558,839.34	$0.0016	328,011,779

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

Director Independence

We currently have only one independent director, Mr. Leif T. Carlsson. The only transaction with Mr. Carlsson since October 1, 2005 relates to certain consulting services by him from April 2005 through October, 2007 related to our operation in the U.K. for which he was compensated $20,000 which was converted into shares of common stock as part of the conversion of liabilities on November 21, 2007 as described above. Except for the function as a director on the Board, Mr. Carlssson has no relationship with the Company or any of the management team members of the Company.

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
Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.18	Warrant Agreement between Ariel Way, Inc. and Magdy Battikha dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Magdy Battikha and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.19	Warrant Agreement between Ariel Way, Inc. and Aziz Bennani dated November 1, 2004 and Amendment No. 1 to Warrant Agreement between Aziz Bennani and Netfran Development Corp., dated March 21, 2005.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed on April 15, 2005 (File No. 0-50051)

10.20	Independent Contractor Services Fee Agreement between Michael Jordan and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.21	Legal Services Fee Agreement between Joel Bernstein, Esq. and Netfran Development Corp., dated December 28, 2004	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on February 28, 2004 (File No. 0-50051)

10.22	Warrant Agreement between Ariel Way, Inc. and Oberon Securities, LLC dated May 28, 2005.	Incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.23	Promissory Note issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

Exhibit
No.	Description	Location

10.24	Warrant issued by Ariel Way, Inc. on July 28, 2005 to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form SB-2 (file no. 333-127363) filed on August 9, 2005. (File No. 0-50051)

10.25	Promissory Note issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB filed on January 17, 2006 (File No. 0-50051)

10.26	Warrant issued by Ariel Way, Inc. on September 26, 2005 to Mrs. Eva Dunhem	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB filed on January 17, 2006 (File No. 0-50051)

10.27	Convertible Debenture issued by Ariel Way, Inc. on September 26, 2005 to Mr. Arne Dunhem	Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-KSB filed on January 17, 2006 (File No. 0-50051)

14.1	Business Ethics and Conduct Policy	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed on April 31, 2004 (File No. 0-50051)

14.2	Code of Business Conduct	Provided herewith

14.3	Code of Ethics for Financial Operation and Financial Officers	Provided herewith

14.4	Internal Control	Provided herewith

21.1	List of Subsidiaries	Provided herewith

31.1	Certification by Arne Dunhem, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith

31.2	Certification by Arne Dunhem, Acting Chief Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith

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

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended September 30, 2007 and September 30, 2006, the aggregate fees billed by Bagell, Josephs, Levine & Company, L.L.C. for principal accountant fees and services were $40,000 per year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ariel Way, Inc.

By	/s/ Arne Dunhem
Name: Arne Dunhem Title: President and Chief Executive Officer,
Date: January 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arne Dunhem	President, Chief Executive Officer,	January 14, 2008
Arne Dunhem	Principal Executive Officer and Director

/s/ Arne Dunhem	Acting Chief Financial Officer, Acting Principal Financial	January 14, 2008
Arne Dunhem	and Acting Principal Accounting Officer

/s/ Leif T. Carlsson	Director	January 14, 2008
Leif T. Carlsson