Form 10QSB
period 2007-12-31
ARIEL WAY INC
filed 2008-02-19
CIK 1145254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2007

ARIEL WAY, INC.
(Exact name of registrant as specified in charter)

FLORIDA	0-50051	65-0983277
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8000 TOWERS CRESCENT DRIVE SUITE 1220, VIENNA, VA 22182
(Address of principal executive offices)

(703) 918-2420
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB.

Ariel Way’s revenue for its most recent fiscal year ending September 30, 2007 was $922,221. For the three month period ended December 31, 2007 the revenue was -$0- with a net loss of $116,707.

As of February 15, 2008, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.006 for the common stock as quoted on that date) was approximately $1,313,000.

As of February 18, 2008, the Company had 595,000,000 shares of its common stock, $0.001 par value per share, outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ARIEL WAY, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

(UNAUDITED)

December 31, 2007
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-
Account receivable, net	-
Prepaid expenses and other current assets	4,392
Total current assets	4,392

PROPERTY AND EQUIPMENT - NET	4,014
Total other assets	-
TOTAL ASSETS	$8,406
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,672,587
Other liabilities	304,577
Promissory notes	101,162
Total current liabilities	2,078,326
Total liabilities	2,078,326
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
143 shares issued and outstanding	-
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized, 143 issued and outstanding	-
Common stock, $.001 par value; 595,000,000 shares authorized;
595,000,000 shares issued and outstanding	595,000
Additional paid-in capital	2,619,321
Accumulated deficit	(5,284,242)
Total stockholders' equity (deficit)	(2,069,921)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2007	2006
REVENUES	-	$410,391
COST OF REVENUES	-	328,853
GROSS PROFIT	-	81,538
OPERATING EXPENSES
Professional fees	112,099	190,735
Salaries	-	34,086
Bank service charges and other	8	806
Travel and entertainment	-	2,093
Marketing	2,470	-
Insurance	-	2,769
Payroll taxes and expenses	-	1,158
Telephone	-	2,442
Depreciation and Amortization	-	4,233
Office supplies	-	325
Rent	-	14,437
Miscellaneous	-	2
Dues and subscriptions	-	1,917
Postage and delivery	-	615
Printing	139	2,086
Bad debt expense	-	(21,461)
Other	10	7,223
Total Operating Expenses	114,727	243,468
NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(114,727)	(161,930)
OTHER INCOME (EXPENSE)
Interest income	-	137
Interest expense	(1,980)	(1,935)
Total Other Income (Expense)	(1,980)	(1,798)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(116.707)	(163,728)
Provision for income taxes	-	-
NET INCOME (LOSS) PER APPLICABLE TO COMMON SHARES	$(116,707)	$(163,728)
NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	363,474,330	38,881,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	THREE MONTHS ENDED
	December 31,	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(116,707)	$(385,160)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	41,941
Minority interest	-	(110,058)
Changes in assets and liabilities:
(Increase) in accounts receivable	-	(796,798)
Decrease (increase) in prepaid expenses	(21)	(17,632)
Increase in accounts payable and accrued expenses	(437,389)	539,813
Increase in deferred revenue	-	688,916
Total adjustments	(437,410)	346,182
Net cash provided by (used in) operating activities	(554,117)	(38,978)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(40,475)
Net cash provided by (used in) investing activities	-	(40,475)
CASH FLOWS FROM FINANCING ACTIVITIES
(Advances) to related party	-	3,999
Issuance of common stock for settlement of liabilities	-	3,000
Proceeds from long-term debt, net	554,117	-
Net cash provided by (used in) financing activities	554,117	6,999
DECREASE IN CASH AND CASH EQUIVALENTS	-	(72,454)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	122,640
CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$50,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

The company has determined that the value of the remaining fixed assets in the UK and of dbsXmedia in the US are worthless and have been written off in 2007.

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

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $2,470 and -$0- for the three months period ended December 31, 2007 and 2006, respectively.

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

Accounts receivable are generally due within 30 days and collateral is not required. The Company has made no allowance for doubtful accounts as of December 31, 2007.

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

Deferred Financing Fees

On September 30, 2004, Old Ariel Way entered into a 2004 Standby Equity Distribution Agreement with Yorkville Advisors Global Investments, LP (“Yorkville Advisors”, f/k/a Cornell Capital Partners, LLP). This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Yorkville Advisors on July 21, 2005. In connection with the 2004 Standby Equity Distribution Agreement, Yorkville Advisors received a commitment fee in the form of 1,980,000 shares of Old Ariel Way common stock that were converted into an aggregate of 3,318,876 shares of our common stock as a result of our acquisition of Old Ariel Way on February 2, 2005. These shares were issued as payment for financing fees to Yorkville Advisors for issuing the 2004 Standby Equity Distribution Agreement and was valued at $1,128,600. The 2005 Standby Equity Distribution Agreement runs for a period of 24 months. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity Partners, Ltd (“Montgomery Equity”) for the purchase of one hundred sixty (160) Series A Preferred Shares. The prior agreement was terminated and the financing fee was written off against Additional Paid-In Capital. All deferred financing fees were expensed in the year ended September 30, 2006.

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

For the three month period ended December 31, 2007 there were no stock options and warrants that were isssued or that vested and no compensation costs were recorded related to issuance of or vested stock options and warrants.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,
	2007	2006
Net income (loss)	$(116,707)	$(163,301)

Weighted-average common shares
Outstanding (Basic)	363,474,330	38,881,298

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	363,474,330	38,881,298

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2007 and 2006 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the British Sterling Pound and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during the three month period ended December 31, 2007.

NOTE 3-       EQUIPMENT

Property and equipment at December 31, 2007 is as follows:

December 31, 2007
Equipment	$65,823
Computers	8,116
Less: accumulated depreciation	(69,925)
Net equipment	$4,014

Depreciation expense for the three month period ended December 31, 2007 and 2006 was -$0- and $4,233, respectively.

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

In May 2005 the Company executed a promissory note in favor of a shareholder in the amount of $70,000 with interest at 12% due on May 17, 2006. The loan was not paid when due and is in default. The Company has received a waiver from the shareholder regarding the default interest rate of the loan. The balance of the note as of November 21, 2007 was $70,786 consisting of principal and unpaid interest. On November 21, 2007, this Note was converted into shares of the Company’s common stock. In December 2007 the Company executed another promissory note in favor of the same shareholder in the amount of $35,000 with interest at 12% due on December 21, 2008.

In September, 2005 the Company executed a promissory note in favor of the Company’s Chief Executive Officer in the amount of $42,450 with 5% interest due and payable monthly in arrears, commencing on September 26, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under this Debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The loan was not paid when due and is in default. The balance of the note as of November 21, 2007 was $10,863 consisting of principal and unpaid interest. On November 21, 2007, this Note was converted into shares of the Company’s common stock. In December, 2007 the Company executed a new promissory note in favor of the Company’s Chief Executive Officer in the amount of $3,137 with 12% interest due and payable on December 21, 2008.

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

NOTE 6-                 COMMITMENTS AND CONTINGENCIES

Commitments

On September 30, 2004, Old Ariel Way entered into a $50 million 2004 Standby Equity Distribution Agreement with Yorkville Advisors. This agreement was terminated on July 20, 2005 and the Company entered into a new 2005 Standby Equity Distribution Agreement with Yorkville Advisors on July 21, 2005. The 2005 Standby Equity Distribution Agreement provides, generally, that Yorkville Advisors will purchase up to $50 million of common stock over a two-year period, with the time and amount of such purchases, if any, at the Company’s discretion. Yorkville Advisors will purchase the shares at a 4% discount to the prevailing market price of the common stock. There are certain conditions applicable to the Company’s ability to draw down on the 2005 Standby Equity Distribution Agreement including the filing and effectiveness of a registration statement covering the resale of all shares of common stock that may be issued to Yorkville Advisors under the  2005 Standby Equity Distribution Agreement and the Company’s adherence with certain covenants. The registration statement has not yet become effective. In the year ended September 30, 2006, the Company has not drawn down any funds under the 2005 Standby Equity Distribution Agreement from Yorkville Advisors. The 2005 Standby Equity Distribution Agreement was terminated on February 28, 2006 pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity for the purchase of one hundred sixty (160) Series A Preferred Shares.

Operating Lease

The Company has maintained an office in McLean, Virginia, under a month to month lease obligation basis as a sub-lease. The Company is seeking an alternative location in the same building, since the lease for the sub-lessor has expired.

Total rent expense during the three month period ended December 31, 2007 and 2006 was approximately - $0 - and $14,437, respectively.

Contingencies

At December 31, 2007, the were no guarantees and indemnifications issued and outstanding.

NOTE 7-              STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, at $0.001 par value per share, of which 143 shares of Ariel Way Series A Convertible Preferred Stock (“Series A Preferred Shares”) were outstanding as of December 31, 2007.

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

During the period October 1, 2007 through November 20, 2007, the Company received a total of 18 conversion notices from Yorkville Advisors requesting the conversion of an aggregate 6.25 Series A Convertible Preferred Shares, corresponding to an aggregate conversion amount of $62,694, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into an aggregate of 110,814,396 shares of its common stock at an average conversion price of $0.00057 per share.

The following table sets forth a summary of all conversion requests by Yorkville Advisors for the three month period October 1, 2007 through December 31, 2007:

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

Common Stock

As of December 31, 2007, the Company had 595,000,000 shares of common stock authorized at $0.001 par value per share, and 595,000,000 issued and outstanding.

The following describes the common stock transactions for the three month period ended December 31, 2007:

During the period October 1, 2007 through November 20, 2007, the Company received a total of 18 conversion notices from Yorkville Advisors requesting the conversion of an aggregate 6.25 Series A Convertible Preferred Shares, corresponding to an aggregate conversion amount of $62,694, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into an aggregate of 110,814,396 shares of its common stock at an average conversion price of $0.00057 per share.

On December 27, 2007, the Company issued pursuant to a Board of Director’s resolution on November 21, 2007, an aggregate 349,886,779 shares of restricted common stock to several parties in exchange for canceling an aggregate of $597,115.37 in debt and liabilities. The aggregate per share conversion price was $0.0016 which was 100% higher than the prevailing closing price at $0.0008 as of November 20, 2007, the day prior to the Board of Director’s resolution on November 21, 2007. The debt and liabilities canceled and converted to shares of restricted common stock included outstanding short term loans in default and outstanding since 2005 and compensation for services outstanding for the period 2004 through 2007.

The table below sets forth a summary of the debt and liability canceled and converted to shares of restricted common stock pursuant to the Board of Director’s resolution on November 21, 2007:

Name	Debt and Liability Canceled and Converted	Amount	Conversion per Share Price	Shares Issued
Arne and Eva Dunhem	Repayment of short term loans in default Compensation for services 2004 - 2007	$474,115.37	$0.0016	273,011,779
Magdy Battikha	Compensation for services 2006 - 2007	$68,000.00	$0.0016	42,500,000
Leif T. Carlsson	Compensation for services 2006 - 2007	$20,000.00	$0.0016	12,500,000
Chivas Capital, Inc.	Compensation for services 2007	$15,000.00	$0.0016	9,375,000
Rainer Gonzalez	Compensation for services 2007	$20,000.00	$0.0016	12,500,000
Total		$597,115.37	$0.0016	349,886,779

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

There were no provisions for income taxes for the three month period ended December 31, 2007. Due to substantial financial constraints, the Company has not completed the filing of its corporate income tax returns for the years ended September 30, 2007, 2006, 2005 and 2004. The Company intends to complete the filing of these returns upon receipt of funding. Management believes there is no tax liability due to the losses incurred for the period of non-filing.

NOTE 10-              GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern:

-

The Company reported for the three month period ended December 31, 2007 net loss of ($116,707) and a net loss of ($163,301) for the three month period ended December 31, 2006, respectively.

-

Net cash used by the Company's operating activities was $554,117 and $38,978 for the three month period ended December 31, 2007 and 2006, respectively.

-

At December 31, 2007, stockholder's deficit was ($2,069,921) compared with a stockholder's deficit of ($3,318,353) at December 31, 2006 and included an accumulated deficit at December 31, 2007 of ($5,284,242) compared with an accumulated deficit of ($5,284,242) at December 31, 2006.

-

At December 31, 2007 there was working capital deficit of ($2,073,934) compared with a working capital deficit of ($3,505,082) at December 31, 2006. This is an improvement for the three month period ended December 31, 2007 compared with prior year 2006, however, the Company is still unable to satisfy its current debt obligations and is in default on its notes payable. The intends to actively attempt to improve the deficit.

-

The Company had a gross profit of -$0- and $103,426 for the three month period ended December 31, 2007 and 2006, respectively.

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

-

Negotiate with creditors to convert current debt to equity to significantly improve the Company’s working capital deficit.

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

NOTE 11-              SUBSEQUENT EVENTS

On February 14, 2008 the Company announced that the Company on February 13, 2008 has completed and signed the definitive Agreement and Plan of Merger to acquire Syrei Holding UK, Ltd, a UK and Sweden based telecom-consulting firm comprised of senior specialists and experts in the evolving global telecommunications market (www.syrei.com). The transaction has a two-step closing process with a first expected closing on or around February 19, 2008.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion and analysis of the results of operations and financial position as of and for the three-month period ended December 31, 2007 and 2006 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Until June, 2007, we marketed and sold our multimedia communications solutions services to clients who are leading finance-oriented services companies primarily in United Kingdom. We also provided services to leading technology and manufacturing companies throughout the United States but in 2006 we closed this operation. As part of our multimedia communications solutions services, we were focused on growing the current customer bases, developing and deploying solutions for Business Television (BTV), digital signage and interactive media delivered over a combination of satellite, terrestrial and wireless local networks. Our wholly-owned subsidiary Ariel Way Media, Inc. (“Ariel Way Media”) provided a select set of services previously provided by dbsXmedia to include services for leading finance-oriented services companies, primarily in the United Kingdom.

We were incorporated under the laws of Florida in January, 2000. Our principal executive offices have been located at 8000 Towers Crescent Drive, Suite 1220, Vienna, VA 22182 and our telephone number at that address is (703) 918-2420. We maintain a corporate web site at www.arielway.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding various companies including Ariel Way, Inc.

Recent Developments

In January, 2007, dbsXmedia, Ltd, a UK subsidiary, initiated the process of filing for a liquidation of its operations with the United Kingdom Courts. Upon the formal liquidiation, this would conclude the operation of this subsidiary in the UK.

In January, 2007, Ariel Way Media, Ltd, a new UK subsidiary was formed to provide services in the United Kingdom and Europe for multimedia and digital signage solutions and technologies.

Revenue and Expenses

Overall Operating Results:

Revenue was -$0- and $431,848 for the three month period ended December 31, 2007 and 2006 respectively. The reduced revenue resulted from the ceasing of the operation of dbsXmedia in both the US and the UK in August 2006, and our reduced Business TV operation in the UK through Ariel Way Media. This operation was terminated in June 2007. Gross profit for the three month period ended December 31, 2007 was -$0-, compared to a gross profit of $103,426 for the three month period ended December 31, 2006.

Total operating expenses were $114,727 and $264,929 for the three month period ended December 31, 2007 and 2006. The significantly reduced operating expenses from 2006 to 2007 were due to an overall reduction of the operational organization. Salaries decreased from $34,086 to -$0- in 2006 to 2007 respectively, professional fees decreased from $190,735 to $112,099 in 2006 to 2007 respectively, and rent decreased from $14,437 to -$0- in 2006 to 2007 respectively. Further, during the three month period ended December 31, 2007, there were no expenses for the issuance of options or warrants, since none were issued during the period.

As of December 31, 2007 cash and cash equivalents was -$0- compared to $96,709 as of December 31, 2006. Cash balances decreased as the company worked to satisfy substantial outstanding debts. As of December 31, 2007, accounts payable and accrued expenses were $1,672,587, compared to December 31, 2006 balances of $3,244,467. This reduction was due to substantial effort in reducing liabilities and debt during the fiscal year ended September 30, 2007 as a result of a settlement with Loral Skynet, the initial steps of liquidation of dbsXmedia, Ltd (UK), the initial ceasing of operation of dbsXmedia (US), and the cancellation of other debt and liabilities. During the three month period ended December 31, 2007, we had a significant reduction of other debt and liabilities by converting debt and liabilities into common stock. We intend to continue to significantly reduce our liabilities and debt including a significant reduction upon formal liquidation of dbsXmedia, Ltd (UK) and final and formal ceasing of operation of dbsXmedia (US).

Operations and Net Income

The net loss for the three month period ended December 31, 2007 was ($116,707) compared to a net loss of ($163,301) for the three month period ended December 31, 2006. The reduced loss compared with previous year’s losses were the result of significant debt and liability reductions to include a conversion into common stock of debt and liability to various creditors, the initial steps of the liquidation of dbsXmedia, Ltd (UK), the ceasing of operation of dbsXmedia (US), and the cancellation of other accrued debt and liabilities. We intend to continue to significantly reduce our liabilities and debt including a significant reduction upon formal liquidation of dbsXmedia, Ltd (UK) and final and formal ceasing of operation of dbsXmedia (US).

As of December 31, 2007 the accumulated deficit was reduced to ($5,284,242) compared with ($5,827,658) as of December 31, 2006. This accumulated deficit may, on a limited basis, be offset against future taxable income. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary.

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

Goodwill

We had no recorded goodwill and we reported no goodwill impairment during the three month period ended December 31, 2007.

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

Property, Plant and Equipment

Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. We did not change the useful lives of any property, plant and equipment in the three month period ended December 31, 2007.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. During the year ended September 30, 2007 the Company wrote off approximately $24,249 in fixed assets due to the impairment of the value and the ceasing of operation of dbsXmedia.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash and cash equivalents of -$0-. Financial support has been provided by the Chief Executive Officer of the Company and a shareholder in the form of various short-term loans. The Company was unable to satisfy current debts, and is in default in its prior loan obligations. The focus of the Company during the three month period ended December 31, 2007 has been to significantly reduce accrued and outstanding liabilities and debt and to find new profitable potential acquisition opportunities.

Net cash used in operating activities was $554,117 for the three month period ended December 31, 2007 compared with $38,978 for the three month period ended December 31, 2006.

  As of December 31, 2007 the Stockholders’ Deficit was ($2,069,921) compared with December 31, 2006, of ($3,318,354). At December 31, 2007, we had a negative working capital (current assets minus current liabilities) of approximately ($2,073,934) compared with negative working capital of approximately ($3,505,082) at December 31, 2006. The improvement is the result of the focus of the Company during the fiscal year ending December 31, 2007 to significantly reduce accrued and outstanding liabilities and debt.

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

-

The current default of its loans from some shareholders.

-

The inability to fund acquisition opportunities that could provide operational cash flow for the operation going forward.

The Company's ability to continue as a going concern is dependent upon acquiring new profitable business and  increasing its revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund any negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans in order to provide positive cash flow from operations and fiscal year 2008:

•

Raise additional capital or secure funding from credit sources.

•

Expand and develop its Business TV business with existing customer base and additional contracts for new services.

•

Continue to develop, roll-out and expand its digital signage business through targeted marketing initiatives in both the US and Europe.

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

Although the results of these actions cannot be predicted with any degree of certainty, management believes that if the Company can acquire new profitable operation and continue to increase its revenues and gross profit margins, reduce expenses, and can obtain additional debt or equity financing to fund any negative cash flow from operations in 2008, the Company has the ability ultimately to return to profitability.

Off-Balance Sheet Arrangements

At December 31, 2007, there were none issued and outstanding.

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

During fiscal year 2007, our communications solutions were provided by our subsidiary Ariel Way Media, Inc., a Delaware corporation and its subsidiary Ariel Way Media, Ltd., a U.K. corporation, that provided solutions for Business Television (BTV) delivered over satellite networks. As of June 2007, we discontinued our BTV services to focus entirely on the development and operation of a network for advanced digital signage solutions and services. Our planned digital signage network includes technologies using LCD and plasma flat screen displays as a new platform for companies to promote and advertise products and services to targeted audiences as they shop, work and play in malls, banks and other strategic locations. This network that is based on transmission over satellite, wireless and the Internet, is also intended to be used for corporate communications and training activities based on our previous experience in the operation of Business Television.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB, and the extensive discussion of “Risks Related to Our Business” contained in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-QSB and our Annual Report on Form 10-KSB.

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

We have previous years lost money and we may again experience losses in the near term, which means that we may not be able to continue to operate as a going concern unless we obtain additional funding

We have previous years lost money. For the three month period ended December 31, 2007 we had a net loss of ($116,707) and for the three month period ended December 31, 2006 we had a net loss of ($163,301). Future losses may occur. Accordingly, we are experiencing liquidity and cash flow problems and we may not be able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2007, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements as of December 31, 2007, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2007, to fund its operations. Also at December 31, 2007, the Company had negative net working capital of ($2,073,934). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note 10 to the accompanying financial statements as of December 31, 2007. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the Company is successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

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

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of December 31, 2007, we had an accumulated deficit of ($5,284,242). In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

Our operating results are not possible to predict because we have limited operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

We will need to raise additional capital to continue our operations and consummate any future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we need to raise additional capital to fund additional acquisitions and/or to fund operations. We anticipate that these additional funds will be in the range of $10 million to $20 million, depending on the pace and size of our acquisitions. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

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

We have a working capital deficit; we need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of December 31, 2007, we had -$0- cash on hand and our total current assets were $4,392 as of December 31, 2007. We have a negative net working capital of ($2,073,934).

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

•

With a price of less than $5.00 per share;

•

With a price of less than $5.00 per share;

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

Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

As of February 18, 2008, there were 595,000,000 shares of our common stock outstanding, at a closing market price of $0.006 for a total market valuation of approximately $3,570,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own approximately 314,173,258 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 230.0 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by approximately 375 stockholders of record, not including holders of our common stock in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding; see Item 5 of this report) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

As of December 31, 2007 we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective at the reasonable assurance level.

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

None known to the Management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides information concerning all sales of our securities during the three-month period ended December 31, 2007 that were not registered under the Securities Act of 1933.

During the period October 1, 2007 through November 20, 2007, the Company received a total of 18 conversion notices from Yorkville Advisors requesting the conversion of an aggregate 6.25 Series A Convertible Preferred Shares, corresponding to an aggregate conversion amount of $62,694, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into an aggregate of 110,814,396 shares of its common stock at an average conversion price of $0.00057 per share.

The following table sets forth a summary of all conversion requests by Yorkville Advisors for the three month period October 1, 2007 through December 31, 2007:

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

On December 27, 2007, the Company issued pursuant to a Board of Director’s resolution on November 21, 2007, an aggregate 349,886,779 shares of restricted common stock to several parties in exchange for canceling an aggregate of $597,115.37 in debt and liabilities. The aggregate per share conversion price was $0.0016 which was 100% higher than the prevailing closing price at $0.0008 as of November 20, 2007, the day prior to the Board of Director’s resolution on November 21, 2007. The debt and liabilities canceled and converted to shares of restricted common stock included outstanding short term loans in default and outstanding since 2005 and compensation for services outstanding for the period 2004 through 2007.

The table below sets forth a summary of the debt and liability canceled and converted to shares of restricted common stock pursuant to the Board of Director’s resolution on November 21, 2007:

Name	Debt and Liability Canceled and Converted	Amount	Conversion per Share Price	Shares Issued
Arne and Eva Dunhem	Repayment of short term loans in default Compensation for services 2004 - 2007	$474,115.37	$0.0016	273,011,779
Magdy Battikha	Compensation for services 2006 - 2007	$68,000.00	$0.0016	42,500,000
Leif T. Carlsson	Compensation for services 2006 - 2007	$20,000.00	$0.0016	12,500,000
Chivas Capital, Inc.	Compensation for services 2007	$15,000.00	$0.0016	9,375,000
Rainer Gonzalez	Compensation for services 2007	$20,000.00	$0.0016	12,500,000
Total		$597,115.37	$0.0016	349,886,779

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarterly period ended December 31, 2007.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for their approval during the quarterly period ended December 31, 2007.

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

B. Report on Form 8-K:

During the three-month period ended December 31, 2007, we filed with the Securities and Exchange Commission the following reports on Form 8- K:

On December 4, 2007, we reported in a current report on Form 8-K that our Chairman, CEO and President, Arne Dunhem issued a Letter to its Shareholders.

On December 31, 2007, we reported in a current report on Form 8-K that the Company issued pursuant to a Board of Director’s resolution on November 21, 2007, an aggregate 349,886,779 shares of restricted common stock to several parties in exchange for canceling an aggregate of $597,115.37 in debt and liabilities.

Subsequent to the quarterly period ended December 31, 2007, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL WAY, INC.

Date: February 18, 2008	By:	/s/ Arne Dunhem
Arne Dunhem
Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer