Form 10QSB
period 2008-03-31
ARIEL WAY INC
filed 2008-05-20
CIK 1145254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2008, the Company had outstanding 595,000,000 shares of its common stock, $0.001 par value share.

Transitional Small Business Disclosure Format (check one):

Yes ☐

No ☒

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains forward-looking statements which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation: information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings growth and revenue growth; statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues; statements about expected future sales trends for our products or services; statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements; information about the anticipated release dates of new products; statements about certain entities or assets we acquire or plan to acquire and our ability to integrate their operations; other statements about our plans, objectives, expectations and intentions; and other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. Such statements include but are not limited to statements under Part I, Item 1 – Description of Business of our Form 10-KSB for the year ended September 30, 2007, and Part II, Item 6 – Management’s Discussion and Analysis or Plan of Operations and Part I, Item 2 - Management’s Discussion and Analysis or Plan of Operations of this Report, and elsewhere in this Report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 2 - Management’s Discussion and Analysis or Plan of Operations of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1 – Description of Business of our Form 10-KSB for the year ended September 30, 2007 and Part I, Item 2 – Management’s Discussion and Analysis or Plan of Operations of this Report. You should carefully consider the factors described in Part I, Item 1 – Description of Business of our Form 10-KSB for the year ended September 30, 2007, and Part I, Item 2 - Management’s Discussion and Analysis or Plan of Operations of this Report in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements which speak only as of the date of this Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”).

3

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

Condensed Consolidated Financial Statements:

Balance Sheet as of March 31, 2008 (Unaudited)	F-2

Statements of Operations for the Six and Three Months
Ended March 31, 2008 and 2007 (Unaudited)	F-3

Statements of Cash Flows for the Six Months
Ended March 31, 2008 and 2007 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements
(Unaudited)	F-5

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$347,545
Account receivable, net of allowance for doubtful accounts	716,266
Prepaid expenses and other current assets	658,122

Total current assets	1,721,933

PROPERTY AND EQUIPMENT - NET	34,633

OTHER ASSETS
Goodwill	2,868,390
Total other assets	2,868,390

TOTAL ASSETS	$4,624,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,366,018
Loan payable - officer	5,921
Other liabilities	396,548
Promissory notes	4,098,026
Total current liabilities	5,866,512

Total liabilities	5,866,512

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
143 shares issued and outstanding	—
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized, 143 issued and outstanding	—
Common stock, $.001 par value; 595,000,000 shares authorized;
595,000,000 shares issued and outstanding	595,000
Additional paid-in capital	3,635,057
Accumulated deficit	(5,471,612)

Total stockholders' deficit	(1,241,555)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,624,957

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2008	2007	2008	2007
REVENUES	$1,124,715	$740,484	$1,124,715	330,093

COST OF REVENUES	1,052,202	564,145	1,052,202	235,292

GROSS PROFIT	72,513	176,339	72,513	94,801

OPERATING EXPENSES
Professional fees	188,616	342,435	76,517	151,700
Salaries	60,252	47,000	60,252	12,914
Bank service charges and other	356	1,611	348	805
Travel and entertainment	26,434	3,292	26,434	1,199
Marketing	5,375	—	2,905	—
Insurance	—	2,769	—	—
Satellite expenses	—	270	—	270
Payroll taxes and expenses	23,193	1,597	23,193	439
Telephone	2,928	17,354	2,928	14,912
Office equipment	5,955	-	5,955	-
Depreciation and Amortization	1,344	8,466	1,344	4,233
Office supplies	376	445	376	120
Rent	5,481	28,847	5,481	14,410
Miscellaneous	—	3	—	—
Automobile	1,415	—	1,415	—
Dues and subscriptions	95	4,514	95	2,597
Postage and delivery	248	1,282	248	667
Printing	1,429	7,909	1,290	5,823
Bad debt expenses	—	—	—	21,461
Other	10	253	—	(6,970)
Total Operating Expenses	323,508	468,047	208,782	224,580

NET LOSS BEFORE OTHER EXPENSE	(250,995)	(291,708)	(136,269)	(129,779)

OTHER INCOME (EXPENSE)
Interest income	4,211	182	4,211	45
Interest expense	(57,293)	(3,724)	(55,313)	(1,789)
Total Other Income (Expense)	(53,083)	(3,542)	(51,103)	(1,744)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(304,077)	(295,250)	(187,371)	(131,523)
Provision for income taxes	—	—	—	—

NET (LOSS) APPLICABLE TO COMMON SHARES	$(304,077)	$(295,250)	$(187,371)	$(131,523)

NET LOSS PER BASIC AND DILUTED SHARES	$0.00	$(0.01)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	476,003,469	41,705,195	588,532,609	45,005,528

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	SIX MONTHS ENDED
	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(304,077)	$(295,250)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,466	8,466
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(677,046)	16,086
Decrease (increase) in prepaid expenses	(653,751)	(3,723)
Decrease (increase) in accounts payable and accrued expenses	(632,710)	329,513
Decrease (increase) in other liabilities	396,548	(5,893)
Total adjustments	(204,402)	344,449

Net cash provided by (used in) operating activities	(508,479)	49,199

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of company	258,117	-
Acquisition of property and equipment	(4,907)	-

Net cash provided by investing activities	(253,210)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in equity due to transfers of subsidiaries	2	-
Proceeds from long-term debt, net	602,812	(77,560)

Net cash provided by (used in) financing activities	602,814	(77,560)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	347,545	(28,361)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	46,050

CASH AND CASH EQUIVALENTS - END OF PERIOD	$347,545	$17,689

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

These condensed financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the six and three months ended March 31, 2008 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2008. The Company acquired the Swedish company Syrei AB effective as of January 31, 2008 and the condensed financial statements include the consolidated balance sheet as of March 31, 2008 and two months of consolidated statements of operations and cash flows for the months of February, 2008 and March, 2008, of the acquired Syrei AB.

Ariel Way, Inc., a Florida corporation (“Ariel Way” or the “Company”), is a technology and services company for global communications, multimedia and digital signage solutions and technologies. The Company is focused on developing innovative communications and multimedia services and technologies, acquiring and growing profitable communications and multimedia companies and creating strategic alliances with companies in complementary product lines and service industries.

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

Concentration of Credit Risk

The Company currently has several major customers in Europe where the largest customer for the period ended March 31, 2008 approximately 30% of total sales.

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

MARCH 31, 2008 AND 2007

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

 NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Asset. ” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

MARCH 31, 2008 AND 2007

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

    On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments.

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $5,375 and $0 for the six-month period ended March 31, 2008 and 2007, respectively.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

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

Accounts receivable are generally due within 30 days and collateral is not required. The Company has made no allowance for doubtful accounts as of March 31, 2008.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the three month period ended March 31, 2008 there were no stock options and warrants that were issued or that vested and no compensation costs were recorded related to issuance of or vested stock options and warrants.

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

MARCH 31, 2008 AND 2007

stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS for the six-month period ending March 31, 2008 and 2007, respectively.

	March 31,
	2008	2007

Net income (loss)	$(304,077)	$(295,250)

Weighted-average common shares
Outstanding basic and diluted	476,003,469	41,705,195

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2008 and 2007 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the Swedish Krona and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during the six-month period ended March 31, 2008 and 2007.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 is as follows:

March 31, 2008
Equipment	$13,350
Computers	59,824
Furniture	4,042
Less: accumulated depreciation	(42,583)

Net equipment	$34,633

Depreciation expense for the six-month period ended March 31, 2008 and 2007 was $1,344 and $8,466, respectively.

NOTE 4- PROMISSORY NOTES

The Company on February 2, 2005, borrowed $400,000 from Yorkville Advisors whereas the Company received the $400,000, with a promise to pay to Yorkville Advisors principal sum of $400,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on May 31, 2005 with an extension to February 28, 2006 and was secured by the Company’s stock. The $400,000 loan was on February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity together with certain other outstanding indebtedness held by such parties into an aggregate of one hundred sixty (160) Series A Preferred Shares.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

The Company on July 28, 2005, borrowed $600,000 from Montgomery Equity whereas the Company received the $600,000, with a promise to pay to Montgomery Equity the principal sum of $600,000 together with interest on the unpaid principal at the rate of 12% per annum and was due and payable on February 28, 2006 and was secured by the Company’s stock. The $600,000 loan wason February 28, 2006 converted pursuant to an Investment Agreement by and between the Company and Yorkville Advisors and Montgomery Equity together with certain other outstanding indebtedness held by such parties into an aggregate of one hundred sixty (160) Series A Preferred Shares. In May 2005 the Company executed a promissory note in favor of a shareholder in the amount of $70,000 with interest at rate of 12% per annum and due on May 17, 2006. The loan was not paid when due and was in default. The Company has received a waiver from the shareholder regarding the interest rate of the loan. As of November 21, 2007, the balance due under the note was $70,786 consisting of principal and unpaid interest. On November 21, 2007, this Note was converted into 88,483,404 shares of the Company’s common stock.

In September, 2005 the Company executed a promissory note in favor of the Company’s Chief Executive Officer in the amount of $42,450 with 5% interest due and payable monthly in arrears, commencing on September 26, 2006 and shall continue on the first day of each calendar month thereafter that any amounts under this Debenture are due and payable. Principal shall be due and payable in 6 equal installments of $7,041.74 each. The installments of principal shall be due and payable commencing on October 1, 2006 and subsequent installments shall be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. The loan was not paid when due and was in default. The balance of the note as of November 21, 2007 was $10,863 consisting of principal and unpaid interest. On November 21, 2007, this Note was converted into 13,579,611 shares of the Company’s common stock. In December, 2007 the Company executed a new promissory note in favor of the Company’s Chief Executive Officer in the amount of $3,137 with 12% interest due and payable on December 21, 2008.

On June 13, 2007, the Company borrowed $57,000 from Yorkville Advisors pursuant to the terms of a promissory note bearing interest on the unpaid principal at the rate of 11% per annum and is due and payable on June 13, 2008. Proceeds from the note were used to pay in full the settlement payment to Loral Skynet pursuant to the Settlement Agreement and General Release, dated June 1, 2007.

On August 9, 2007, the Company borrowed $15,000 from Yorkville Advisors pursuant to a promissory note bearing interest on the unpaid principal at the rate of 11% per annum and due on August 9, 2008.

On December 21, 2007, the Company borrowed $35,000 from Eva Dunhem, the spouse of the Company’s Chief Executive Officer, pursuant to the terms of a promissory note which bears interest on the unpaid principal at the rate of 12% per annum and is due on December 24, 2008.

On January 31, 2008, the Company executed as part of the acquisition of Syrei and as monetary consideration for the acquisition, two promissory notes in favor of Syrei Limited, a Bahamas registered shareholder that held 100% ownership of Syrei prior to the acquisition, each in the amount of $2,000,000, each with interest at 8% due no later than July 1, 2008 and January 31, 2009 respectively. The promissory note due no later than July 1, 2008 is secured by the entire issued and outstanding shares of common stock of Syrei Holding UK Limited that is the holder of Syrei AB.

NOTE 5- COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has maintained an office in Vienna, and McLean, Virginia, under a month to month lease obligation basis as a sub-lease. The Company is seeking an alternative location, since the lease for the sub-lessor has expired. The Company’s subsidiary Syrei AB has maintained an office in Stockholm, Sweden under a month to month lease obligation.

Total rent expense during the six month period ended March 31, 2008 and 2007 was approximately $5,481 and $28,847, respectively.

Contingencies

At March 31, 2008, there were no guarantees issued and outstanding.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

NOTE 6- STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized of which 165 have been designated as shares of Series A Convertible Preferred Stock (“Series A Preferred Shares”) pursuant to a Certificate of Designation filed with the Florida Secretary of State on March 6, 2006. On February 28, 2006, pursuant to an Investment Agreement among the Company, Yorkville Advisors and Montgomery Equity (Yorkville Advisors and Montgomery Equity, collectively, the “Buyers”), the Company sold and issued to the Buyers an aggregate of one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of the Prior Securities. As of March 31, 2008, 143 Series A Preferred Shares were issued and outstanding.

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

At the Option of the Holders, if there are outstanding Series A Preferred Shares on February 28, 2008, each share of Series A Preferred Stock shall convert into shares of Common Stock at the Conversion Price then in effect on February 28, 2008. As of May 16, 2008, the Holder has not exercised or provided a notice of its intent to exercise the option.

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

MARCH 31, 2008 AND 2007

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

The Investment Agreement contains certain negative covenants and other agreements of the parties. We are prohibited from merging or consolidating with any person or entity or selling, leasing or disposing of our assets other than in the ordinary course of business involving aggregate consideration of less than 10% of the book value of our or any target’s assets on a consolidated basis in any 12 month period, or liquidating, dissolving, recapitalizing or reorganizing.  We may not incur indebtedness or become contingently liable for such indebtedness except for trade payables or purchase money obligations in the ordinary course of business. Also, the Investment Agreement contains restrictions on our ability to issue or sell common stock, preferred stock, warrants, options, or similar securities, or on our ability to enter into security instruments granting the holder a security interest in assets of the company or any subsidiary, or filing a Form S-8 registration statement. We may be deemed to be in default under certain of these provisions or agreements.

On February 28, 2006, the Company pursuant to an Investment Agreement by and between Ariel Way, Inc. and Yorkville Advisors and Montgomery Equity (collectively referred to as the “Buyers”), Ariel Way sold and issued to the Buyers 160 Series A Preferred Shares for a consideration consisting solely of the surrender of certain Prior Securities.

On April 21, 2008, the Company executed a Forbearance Agreement (the “Agreement”) by and between Ariel Way, Inc. (the “Company”) and YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) or Yorkville Advisors and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). Pursuant to the terms and conditions of this Agreement, the Company is among others, obligated to amend (the “Amendment”) the Company’s Articles of Incorporation related to its Series A Convertible Preferred Shares (“Preferred Stock”) as follows:

a.

Holders of Preferred Stock will be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Preferred Stock when and if declared by the Company’s Board of Directors at an annual rate of eighteen percent (18%) effective as of the date hereof; and

b.

the Conversion Price as set forth in the Preferred Stock shall be equal to the lesser of (a)Ten Cents ($0.10), or (b) seventy-five percent (75%) of the lowest volume weighted average price of the Common Stock as quoted by Bloomberg, LP during the twenty (20) trading days immediately preceding the date of conversion.

The Agreement identifies the following as events of default under the provisions of the Series A Preferred Shares: (i) the Company’s failure to reserve and keep available out its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of the Series A Preferred Shares and (ii) the Company’s failure to call and hold a special meeting of its stockholders within 30 days of the time that it no longer had a number of shares sufficient to effect conversion of the Series A Preferred Shares, for purposes of increasing the number of shares of common stock. The Agreement provides that the Investor will forbear from exercising its rights under the

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

Investment Agreement and related transaction documents relating to such events of default until September 6, 2008, so long as the Company strictly complies with the terms of the Agreement and there is no occurrence or existence of any other event of default other than the existing defaults. The Agreement also provides for the amendment to common stock purchase warrants to purchase an aggregate of 1,000,000 shares of common stock that were issued on February 28, 2006, to reduce the exercise price of such warrants from $0.010 per share to $.001 per share. Also pursuant to the Agreement, the Company agreed to issue to YA Global a warrant to purchase an aggregate of 500,000,000 shares at an exercise price of $.001 per share for a period of five years from the date of issuance. The warrant may not be exercised for shares of common stock if, upon giving effect to such exercise, such exercise would cause the holder and its affiliates to own beneficially in excess of 4.99% of the outstanding shares of the Company’s common stock, except that such restriction may be waived upon 65 days prior notice to the Company. The warrant contains a cashless exercise provision, certain anti-dilution provisions, including a price anti-dilution provision, a piggy back registration right, and other customary provisions.

There were no conversion requests by YA Global for the three month period January 1, 2008 through March 31, 2008.

Common Stock

As of December 31, 2007, the Company had 595,000,000 shares of common stock authorized at $0.001 par value per share, and 595,000,000 issued and outstanding.

The following describes the common stock transactions for the three month period ended March 31, 2008:

On February 28, 2008, Arne Dunhem, the President and Chief Executive Officer of the Company cancelled an aggregate 75,000,000 shares of his personal shares of common stock of the Company in order to facilitate an acquisition transaction with Syrei Holding UK Limited (“Syrei”). Pursuant to a resolution of the Board of Directors, the Company will issue the same number of shares of common stock to Mr. Dunhem as soon as an increase of the authorized number of shares has become effective.

On February 28, 2008, we issued to Syrei Limited, the selling Stockholder in connection with the acquisition of Syrei, an aggregate of 75,000,000 shares of the Company’s restricted common stock.

On April 10, 2008 we mailed to our stockholders an Information Statement to inform the holders of record of shares of our common stock as of the close of business on the record date, March 17, 2008, that our Board of Directors had recommended, and that the holders of a majority of our common stock, as of such record date, had approved, by written consent in lieu of a special meeting of stockholders dated March 17, 2008, amending our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 600,000,000 shares, consisting of 595,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 2,000,000,000 shares, consisting of 1,995,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock.

On May 6, 2008, we filed with the Secretary of State of State of Florida, Articles of Amendment of our Articles of Incorporation, amending our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 600,000,000 shares, consisting of 595,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 2,000,000,000 shares, consisting of 1,995,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock. The amendment became effective on May 16, 2008.

NOTE 7- LITIGATION/ LEGAL PROCEEDINGS

None.

NOTE 8- PROVISION FOR INCOME TAXES

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

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

There was no provision for income taxes for the six-month period ended March 31, 2008.

Due to substantial financial constraints, the Company has not completed the filing of its corporate income tax returns for the years ended September 30, 2007, 2006 and 2005. The Company intends to complete the filing of these returns upon receipt of funding. Management believes there is no tax liability due to the losses incurred for the period of non-filing.

At March 31, 2008, deferred tax assets approximated the following:

Deferred tax assets	$2,188,645
Valuation for deferred asset	(2,188,645)
Net deferred tax assets	$-

At March 31, 2008, the Company had an accumulated deficit of approximately $5,471,612, available to offset future taxable income through 2028. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 9- GOING CONCERN

The Company and its Subsidiaries’ consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. The Company’s independent registered public accounting firm’s reports on the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the years ended September 30, 2006 and 2007, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company. Further, certain conditions indicate that the Company may be unable to continue as a going concern:

The Company reported for the three month period ended March 31, 2008 net loss of ($187,371) and a net loss of ($131,523) for the three month period ended March 31, 2007, respectively. The Company reported for the six month period ended March 31, 2008 net loss of ($304,077) and a net loss of ($295,250) for the six month period ended March 31, 2007, respectively.

Net cash used by the Company's operating activities was ($508,479) and net cash provided was $49,199 for the six month period ended March 31, 2008 and 2007, respectively. The significant increase of net cash used was primarily related to the cash consideration due as part of the acquisition of Syrei.

At March 31, 2008, stockholder's deficit was ($1,241,555) compared with a stockholder's deficit of ($3,447,971) at March 31, 2007 and included an accumulated deficit at March 31, 2008 of ($5,471,612) compared with an accumulated deficit of ($5,957,276) at March 31, 2007.

At March 31, 2008 there was working capital deficit of ($4,144,579) compared with a working capital deficit of ($3,505,082) at March 31, 2007. This increase for the six month period ended March 31, 2008 compared with prior year 2007, is primarily due to the cash consideration part of the acquisition of Syrei. Not considering the acquisition considerations, the Company has significantly reduced the working capital deficit. However, the Company will be unable to satisfy its current debt obligations related to current acquisitions, unless additional financing is obtained. The Company intends to actively attempt to improve the deficit.

The Company had a gross profit of $72,513 and $176,339 for the six month period ended March 31, 2008 and 2007, respectively.

Unless the Company can acquire profitable operations that can provide adequate cash flow, it will require additional funding to cover any negative cash flows until end fiscal year 2008.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

The Company's ability to continue as a going concern is dependent upon the Company acquiring profitable operations with revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund any negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans to in order to provide positive cash flow from operations:

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

•

Develop strategic partnerships with major companies in the area ofmultimedia services supporting the Company’s strategy. This strategic initiative is believed to provide supporting revenues and result in reduced operating expenses.

•

Develop strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

•

Negotiate with creditors to convert current debt to equity to further improve the Company’s working capital deficit.

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

NOTE 10- SUBSEQUENT EVENTS

On April 10, 2008, Arne Dunhem, the President and Chief Executive Officer of the Company cancelled an aggregate 65,000,000 shares of his personal shares of common stock of the Company pursuant to a demand from YA Global Investments, LP (“YA Global”, f/k/a Cornell Capital Partners, LLP). Pursuant to a resolution of the Board of Directors, the Company will issue the same number of shares of common stock to Mr. Dunhem as soon as an increase of the authorized number of shares has become effective.

On April 10, 2007, the Company received a conversion notice from YA Global requesting the conversion of 8 Series A Convertible Preferred Shares, or the sum of $80,248.32, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 25,077,600 shares of its restricted common stock at a conversion price of $0.0032 per share.

On April 18, 2007, the Company received a conversion notice from YA Global requesting the conversion of 7 1/2 Series A Convertible Preferred Shares, or the sum of $75,232.80, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 25,077,600 shares of its restricted common stock at a conversion price of $0.003 per share.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

On April 21, 2008, the Company executed a Forbearance Agreement (the “Agreement”) by and between Ariel Way, Inc. (the “Company”) and YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). Pursuant to the terms and conditions of this Agreement, the Company was among others obligated to:

(a)

The Company shall issue to YA Global a Warrant to purchase 500,000,000 shares of Common Stock of the Company at an exercise price of $0.001 per share for a period of five years from the issuance date.

(b)

The Company shall amend the Company’s Articles of Incorporation related to its Series A Convertible Preferred Shares so that: (i) Holders of Preferred Shares will be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Preferred Stock when and if declared by the Company’s Board of Directors at an annual rate of eighteen percent (18%) effective as of the date hereof; and (ii) the conversion price as set forth in the Preferred Stock shall be equal to the lesser of (a)Ten Cents ($0.10), or (b) a seventy-five percent (75%) of the lowest volume weighted average price of the Common Stock as quoted by Bloomberg, LP during the twenty (20) trading days immediately preceding the date of conversion. Also, the Company is required to reduce the exercise price of an outstanding warrant to purchase 1,000,000 held by the investor to an exercise price of $.001 per share.

The Agreement identifies the following as events of default under the provisions of the Series A Preferred Shares: (i) the Company’s failure to reserve and keep available out its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of the Series A Preferred Shares and (ii) the Company’s failure to call and hold a special meeting of its stockholders within 30 days of the time that it no longer had a number of shares sufficient to effect conversion of the Series A Preferred Shares, for purposes of increasing the number of shares of common stock. The Agreement provides that the Investor will forbear from exercising its rights under the Investment Agreement and related transaction documents relating to such events of default until September 6, 2008, so long as the Company strictly complies with the terms of the Agreement and there is no occurrence or existence of any other event of default other than the existing defaults. The Agreement also provides for the amendment to common stock purchase warrants to purchase an aggregate of 1,000,000 shares of common stock that were issued on February 28, 2006, to reduce the exercise price of such warrants from $0.010 per share to $.001 per share. Also pursuant to the Agreement, the Company agreed to issue to YA Global a warrant to purchase an aggregate of 500,000,000 shares at an exercise price of $.001 per share for a period of five years from the date of issuance. The warrant may not be exercised for shares of common stock if, upon giving effect to such exercise, such exercise would cause the holder and its affiliates to own beneficially in excess of 4.99% of the outstanding shares of the Company’s common stock, except that such restriction may be waived upon 65 days prior notice to the Company. The warrant contains a cashless exercise provision, certain anti-dilution provisions, including a price anti-dilution provision, a piggy back registration right, and other customary provisions.

On April 29, 2008, the Company received a conversion notice from YA Global requesting the conversion of 3/4 Series A Convertible Preferred Shares, or the sum of $7,523.28, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 3,761,640 shares of its restricted common stock at a conversion price of $0.002 per share.

Acquisition of Lime Media, LLC

On April 30, 2008, the Company, closed on the acquisition of Lime Media, LLC, a Texas limited liability company (“Lime Media”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated April 30, 2008 (the “Merger Agreement”), by and among the Company, Lime Truck Acquisition Corporation (LTAC), a newly-formed and wholly-owned subsidiary of the Company, Lime Media, Melody Mayer, Heath Hill, Charles Warren (Melody Mayer, Heath Hill and Charles Warren, collectively, the “Lime Media Members”) and Lime Truck, Inc., a Texas corporation. The acquisition was effected by means of the merger of Lime Media with and into LTAC, so that following the merger LTAC is the surviving corporation in the merger (the “Merger”). The Merger was effected contemporaneously with the execution of the Merger Agreement and certain related agreements, and became effective May 2, 2008.

Lime Media provides mobile advertising solutions to its clients and provides its services in approximately 40 locations nationwide. Lime Media’s principal offices are located in Dallas, Texas.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

Upon signing of the Merger Agreement and as consideration therefor, the Company issued to the Lime Media Members an aggregate of 10,000,000 shares of common stock. In addition, the Company paid or issued to the Lime Media Members for the acquisition of Lime Media the following consideration: (a) an aggregate of 17,000,000 shares of our common stock, (b) promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”), and (c) promissory notes in the aggregate principal amount of $640,000 (the “One Year Promissory Notes”).

The notes bear interest at the rate of 8% per annum and may not be assigned or negotiated without our consent. The aggregate principal amount and accrued interest under the Acquisition Promissory Notes are due on the earlier of 45 days after the completion and delivery of audited financial statements with regard to the acquired company or June 30, 2008 (the earlier of such dates, the “Second Closing,” the date of the Second Closing, the “Second Closing Date”). The aggregate principal amount and accrued interest under the One Year Promissory Notes are due April 30, 2009. The Acquisition Promissory Notes and One Year Promissory Notes are secured by all of the shares of outstanding common stock of LTAC pursuant to the terms of an Acquisition Pledge and Escrow Agreement and by certain assets of LTAC, including certain truck leases, pursuant to a Security Agreement among the parties.

The aggregate principal amount of the Acquisition Promissory Notes is subject to adjustment, as follows. For each dollar amount the liabilities as shown on the closing balance sheet for the acquired company exceed $100,000, the aggregate principal amount of the Acquisition Promissory Notes shall be reduced by an equivalent amount. Also, if the year-end audited balance sheet for the acquired company reveals liabilities greater than as shown on the closing balance sheet, the aggregate principal amount of the Acquisition Promissory Notes and the One Year Promissory Notes shall each be reduced $0.50 for each dollar amount such liabilities exceed the amount of such liabilities reflected on the closing balance sheet, except that no adjustment will be made until the amount of such difference exceeds $100,000. Further, the aggregate principal amount of the One Year Promissory Notes shall be adjusted in the event certain sales and performance targets are not met, so that, if the shortfall in gross revenue is $150,000 or greater compared to the revenue projections, the aggregate principal amount of the One Year Promissory Notes shall be reduced by an equivalent amount.

Pursuant to the Merger Agreement, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Lime Media Members are required to exercise their Repurchase Option within 15 days of the occurrence of an event set forth in the immediately preceding sentence. In the event the Lime Media Members exercise their Repurchase Option, they will have the right to retain (i) the 10,000,000 shares issued to them upon signing of the Merger Agreement and (ii) 5,000,000 of the shares of common stock issued to them as part of the stock consideration for the Merger. Upon the exercise of the Repurchase Option, the Company will have no further liability or obligation to the Lime Media Members or LTAC under the Merger Agreement or any other agreement among the parties.

At the Second Closing, the Lime Media Members are required to deposit in an escrow account an amount equal to one year’s payments with regard to the truck’s owned by LTAC and acquired in the Merger which deposit amount is to be used by LTAC to pay the monthly truck lease payments for a period of twelve months.

The Merger Agreement contains provisions prohibiting the Lime Media Members from competing with the business of LTAC for two years following closing and prohibiting solicitation of clients and customers of LTAC for a period of three years following closing. The Merger Agreement also contains certain representations and warranties of the parties and certain indemnification provisions.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

Effective as of the closing date, the Company entered into an employment agreement with Melody Mayer. The employment agreement is for a term of six months and will automatically renew for successive additional one year periods unless 30 days prior to the expiration of any such term, the Company or Ms. Mayer elect not to renew the agreement. The agreement is terminable at will following the initial six month term, will automatically terminate upon the employee’s death or disability, or, during the initial six month term, for cause upon thirty days’ prior written notice. The Company has agreed to pay the employee a base salary of $8,500 per month and to provide a 50% bonus in the event certain performance criteria are met. Also, the employee may participate in the Company’s employee benefit and welfare plans and employee stock option plan.

Also effective as of the closing, the Company entered into an Advertising Placement Agreement with Lime Truck, Inc., a Texas corporation, Melody Mayer, Heath Hill and Charles Warren that grants LTAC the right of first refusal to service all truck related media advertisement projects procured by Lime Truck in an amount of revenue per project of not less than $4,500 per month.

In connection with the transaction and so that the Company would have sufficient shares for issuance in connection with the Merger, prior to the closing of the Merger, the Company entered into a Stock Cancellation Agreement with Mr. Arne Dunhem. Under the agreement, Mr. Dunhem cancelled 27,000,000 shares of common stock. The Company agreed to issue to Mr. Dunhem a like number of shares upon the Company’s effecting an increase in its authorized shares of common stock.

Effective May 2, 2008, LTAC changed its name to “Lime Truck, Inc.” Also, Lime Truck, Inc., a Texas corporation, has agreed to change its name to “Lime Media Group, Inc.”

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the results of operations and financial position as of and for the six-month period ended March 31, 2008 and 2007 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this 10-QSB and in our Annual Report on Form 10-KSB for the year ended September 30, 2007. Except as indicated above, our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). All references to dollar amounts in this section are in United States dollars.

The Company’s independent registered public accounting firm’s reports on the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the years ended September 30, 2006 and 2007, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

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

Overview of the Company

Our Business

The Company is a technology and services company for global communications, multimedia and digital signage solutions and technologies. The Company is focused on developing innovative communications and multimedia services and technologies, acquiring and growing profitable communications and multimedia companies and creating strategic alliances with companies in complementary product lines and service industries. We were initially named Netfran Development Corp., and we provided franchise Internet web site design and consulting services. On February 2, 2005, we acquired Ariel Way, Inc. a Delaware corporation (Old Ariel Way), in a share exchange transaction. Old Ariel Way was engaged in the development of highly secure global communications technologies. After the acquisition of Old Ariel Way, we ceased to conduct the franchise business we had previously conducted in order to concentrate solely on the development of the highly secure global communications technology business.

As of March 31, 2008, through Syrei AB (acquired in January 2008) we provide global telecommunications and systems network consulting services. Syrei comprises of senior specialists and experts in the evolving global telecommunications market. Syrei's management and technical experts have since 1997 successfully delivered professional services to service providers, telecom equipment manufacturers and operators in more than 40 countries around the world.

As of April 30, 2008, we acquired the Dallas, TX based company Lime Truck, Inc. that operates advertising trucks in 40 markets nationwide with major advertising clients within telecommunications, airlines, automobiles, furniture chains, newspapers, and beverages. The business is to build powerful brand awareness, give clients the maximum advertising exposure for their investment, and to create the kind of results for their clients that build long-term relationships.

Our Acquisition Strategy

Acquisitions are a key component of our overall business strategy. We are proposing to acquire certain additional strategic businesses related to multimedia and digital signage business provided on a US nationwide basis and in Europe, which is our strategic business focus going forward. The Company’s intent is to offer a multimedia client a complete offering of Out-of-Home advertising campaigns, over the Company’s own digital signage network combined with mobile outdoor advertising nationwide.  There can be no assurance that we will be successful in implementing our acquisition strategy, that we will be able to identify any acquisition target, that we will have sufficient cash to effect any acquisition, or that we will be able to effect any acquisition upon terms satisfactory to us.

Our Company

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

Recent Developments

Forbearance and Other Recent Agreements with Holders of Series A Preferred Shares

On April 10, 2008, Arne Dunhem, the President and Chief Executive Officer of the Company cancelled an aggregate 65,000,000 shares of his personal shares of common stock of the Company pursuant to a demand from YA Global Investments, LP (“YA Global”, f/k/a Cornell Capital Partners, LLP) under threat of legal actions against the Company, its Directors and Chief Executive Officer personally. Pursuant to a resolution of the Board of Directors, the Company will issue the same number of shares of common stock to Mr. Dunhem as soon as an increase of the authorized number of shares has become effective.

On April 10, 2007, the Company received a conversion notice from YA Global requesting the conversion of 8 Series A Convertible Preferred Shares, or the sum of $80,248.32, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 25,077,600 shares of its restricted common stock at a conversion price of $0.0032 per share.

On April 18, 2007, the Company received a conversion notice from YA Global requesting the conversion of 7 1/2 Series A Convertible Preferred Shares, or the sum of $75,232.80, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 25,077,600 shares of its restricted common stock at a conversion price of $0.003 per share.

On April 21, 2008, the Company under threat of legal actions against the Company, its Directors and Chief Executive Officer personally, executed a Forbearance Agreement (the “Agreement”) by and between Ariel Way, Inc. (the “Company”) and YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). Pursuant to the terms and conditions of this Agreement, the Company is among others obligated to the following:

1.

The Company shall issue to YA Global a Warrant (the “Warrant”) to purchase 500,000,000 shares of Common Stock of the Company at an exercise price of $0.001 per share for a period of five years from the issuance date.

2.

The Company shall amend (the “Amendment”) of the Company’s Articles of Incorporation related to its Series A Convertible Preferred Shares (“Preferred Stock”) as to the following:

a.

Holders of Preferred Stock will be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Preferred Stock when and if declared by the Company’s Board of Directors at an annual rate of eighteen percent (18%) effective as of the date hereof; and

b.

the Conversion Price as set forth in the Preferred Stock shall be equal to the lesser of (a)Ten Cents ($0.10), or (b) seventy-five percent (75%) of the lowest volume weighted average price of the Common Stock as quoted by Bloomberg, LP during the twenty (20) trading days immediately preceding the date of conversion.

The Agreement identifies the following as events of default under the provisions of the Series A Preferred Shares: (i) the Company’s failure to reserve and keep available out its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of the Series A Preferred Shares and (ii) the Company’s failure to call and hold a special meeting of its stockholders within 30 days of the time that it no longer had a number of shares sufficient to effect conversion of the Series A Preferred Shares, for purposes of increasing the number of shares of common stock. The Agreement provides that the Investor will forbear from exercising its rights under the Investment Agreement and related transaction documents relating to such events of default until September 6, 2008, so long as the Company strictly complies with the terms of the Agreement and there is no occurrence or existence of any other event of default other than the existing defaults. The Agreement also provides for the amendment to common stock purchase warrants to purchase an aggregate of 1,000,000 shares of common stock that were issued on February 28, 2006, to reduce the exercise price of such warrants from $0.010 per share to $.001 per share. Also pursuant to the Agreement, the Company agreed to issue to YA Global a warrant to purchase an aggregate of 500,000,000 shares at an exercise price of $.001 per share for a period of five years from the date of issuance. The warrant may not be exercised for shares of common stock if, upon giving effect to such exercise, such exercise would cause the holder and its affiliates to own beneficially in excess of 4.99% of the outstanding shares of the Company’s common stock, except that such restriction may be waived upon 65 days prior notice to the Company. The warrant contains a cashless exercise provision, certain anti-dilution provisions, including a price anti-dilution provision, a piggy back registration right, and other customary provisions.

On April 29, 2008, the Company received a conversion notice from YA Global requesting the conversion of 3/4 Series A Convertible Preferred Shares, or the sum of $7,523.28, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 3,761,640 shares of its restricted common stock at a conversion price of $0.002 per share.

On April 30, 2008, the Company, closed on the acquisition of Lime Media, LLC, a Texas limited liability company (“Lime Media”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated April 30, 2008 (the “Merger Agreement”), by and among the Company, LTAC, Lime Media, Melody Mayer, Heath Hill, Charles Warren (Melody Mayer, Heath Hill and Charles Warren, collectively, the “Lime Media Members”) and Lime Truck, Inc., a Texas corporation.

Recent Acquisitions

Acquisition of Syrei Holding UK Limited

On February 20, 2008, the Company, completed the First Closing acquisition of Syrei Holding UK Limited, a UK corporation ("Syrei") pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Syrei, Syrei AB, a Swedish corporation and a wholly owned subsidiary to Syrei, Syrei Acquisition Ltd., a UK corporation and a wholly owned subsidiary of the Company and Syrei Limited (the "Stockholder of Syrei"), pursuant to which, at the First Closing of the Merger, Syrei became a wholly owned UK subsidiary to the Company. The Merger Agreement was dated January 31, 2008 but was entered into by the Company on February 13, 2008.

At the First Closing on February 20, 2008, we paid Syrei Limited, the selling Stockholder of Syrei, an aggregate of 75,000,000 shares of Ariel Way restricted common stock. These restricted shares of common stock were provided by the Company’s CEO on behalf of the Company, until the Company can increase its authorized number of shares and can issue shares. In addition, the Company issued to the Stockholder of Syrei a promissory note in the principal amount of $2,000,000, for a payment to take place no later than 135 days after completed audit of the financial statements of Syrei and its Subsidiary, but no later than 150 days after the First Closing. The promissory note is secured by all shares of the common stock of the acquired Syrei and will be held in escrow, pursuant to the terms and conditions of an Acquisition Pledge and Escrow Agreement. The payment of the $2,000,000 is defined as the Second Closing. In addition, the Company shall also pay to the Stockholder of Syrei an additional principal amount of $2,000,000 one year after the signing of the Merger Agreement. This additional payment shall be reduced per a formula, if the revenue and EBITDA achieved during the year prior to the payment do not meet thresholds defined in a mutually agreed to Business Plan.

Acquisition of Lime Media, LLC

On April 30, 2008, the Company, closed on the acquisition of Lime Media, LLC, a Texas limited liability company (“Lime Media”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated April 30, 2008 (the “Merger Agreement”), by and among the Company, Lime Truck Acquisition Corporation (LTAC), a newly-formed wholly-owned subsidiary of the Company, Lime Media, Melody Mayer, Heath Hill, Charles Warren (Melody Mayer, Heath Hill and Charles Warren, collectively, the “Lime Media Members”) and Lime Truck, Inc., a Texas corporation. The acquisition was effected by means of the merger of Lime Media with and into LTAC, so that following the merger LTAC is the surviving corporation in the merger (the “Merger”). The Merger was effected contemporaneously with the execution of the Merger Agreement and certain related agreements, and became effective May 2, 2008.

Lime Media provides mobile advertising solutions to its clients and provides its services in approximately 40 locations nationwide. Lime Media’s principal offices are located in Dallas, Texas.

Upon signing of the Merger Agreement and as consideration therefor, the Company issued to the Lime Media Members an aggregate of 10,000,000 shares of common stock. In addition, the Company paid or issued to the Lime Media Members for the acquisition of Lime Media the following consideration: (a) an aggregate of 17,000,000 shares of our common stock, (b) promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”), and (c) promissory notes in the aggregate principal amount of $640,000 (the “One Year Promissory Notes”).

The notes bear interest at the rate of 8% per annum and may not be assigned or negotiated without our consent. The aggregate principal amount and accrued interest under the Acquisition Promissory Notes are due on the earlier of 45 days after the completion and delivery of audited financial statements with regard to the acquired company or June 30, 2008 (the earlier of such dates, the “Second Closing,” the date of the Second Closing, the “Second Closing Date”). The aggregate principal amount and accrued interest under the One Year Promissory Notes are due April 30, 2009. The Acquisition Promissory Notes and One Year Promissory Notes are secured by all of the shares of outstanding common stock of LTAC pursuant to the terms of an Acquisition Pledge and Escrow Agreement and by certain assets of LTAC, including certain truck leases, pursuant to a Security Agreement among the parties.

The aggregate principal amount of the Acquisition Promissory Notes is subject to adjustment, as follows. For each dollar amount the liabilities as shown on the closing balance sheet for the acquired company exceed $100,000, the aggregate principal amount of the Acquisition Promissory Notes shall be reduced by an equivalent amount. Also, if the year-end audited balance sheet for the acquired company reveals liabilities greater than as shown on the closing balance sheet, the aggregate principal amount of the Acquisition Promissory Notes and the One Year Promissory Notes shall each be reduced $0.50 for each dollar amount such liabilities exceed the amount of such liabilities reflected on the closing balance sheet, except that no adjustment will be made until the amount of such difference exceeds $100,000. Further, the aggregate principal amount of the One Year Promissory Notes shall be adjusted in the event certain sales and performance targets are not met, so that, if the shortfall in gross revenue is $150,000 or greater compared to the revenue projections, the aggregate principal amount of the One Year Promissory Notes shall be reduced by an equivalent amount.

Pursuant to the Merger Agreement, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Lime Media Members are required to exercise their Repurchase Option within 15 days of the occurrence of an event set forth in the immediately preceding sentence. In the event the Lime Media Members exercise their Repurchase Option, they will have the right to retain (i) the 10,000,000 shares issued to them upon signing of the Merger Agreement and (ii) 5,000,000 of the shares of common stock issued to them as part of the stock consideration for the Merger. Upon the exercise of the Repurchase Option, the Company will have no further liability or obligation to the Lime Media Members or LTAC under the Merger Agreement or any other agreement among the parties.

At the Second Closing, the Lime Media Members are required to deposit in an escrow account an amount equal to one year’s payments with regard to the truck’s owned by LTAC and acquired in the Merger which deposit amount is to be used by LTAC to pay the monthly truck lease payments for a period of twelve months.

The Merger Agreement contains provisions prohibiting the Lime Media Members from competing with the business of LTAC for two years following closing and prohibiting solicitation of clients and customers of LTAC for a period of three years following closing. The Merger Agreement also contains certain representations and warranties of the parties and certain indemnification provisions.

Effective as of the closing date, the Company entered into an employment agreement with Melody Mayer. The employment agreement is for a term of six months and will automatically renew for successive additional one year periods unless 30 days prior to the expiration of any such term, the Company or Ms. Mayer elect not to renew the agreement. The agreement is terminable at will following the initial six month term, will automatically terminate upon the employee’s death or disability, or, during the initial six month term, for cause upon thirty days’ prior written notice. The Company has agreed to pay the employee a base salary of $8,500 per month and to provide a 50% bonus in the event certain performance criteria are met. Also, the employee may participate in the Company’s employee benefit and welfare plans and employee stock option plan.

Also effective as of the closing, the Company entered into an Advertising Placement Agreement with Lime Truck, Inc., a Texas corporation, Melody Mayer, Heath Hill and Charles Warren that grants LTAC the right of first refusal to service all truck related media advertisement projects procured by Lime Truck in an amount of revenue per project of not less than $4,500 per month.

In connection with the transaction and so that the Company would have sufficient shares for issuance in connection with the Merger, prior to the closing of the Merger, the Company entered into a Stock Cancellation Agreement with Mr. Arne Dunhem. Under the agreement, Mr. Dunhem cancelled 27,000,000 shares of common stock. The Company agreed to issue to Mr. Dunhem a like number of shares upon the Company’s effecting an increase in its authorized shares of common stock.

Effective May 2, 2008, LTAC changed its name to “Lime Truck, Inc.” Also, Lime Truck, Inc., a Texas corporation, has agreed to change its name to “Lime Media Group, Inc.”

RESULTS OF OPERATIONS

 Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenue was $1,124,715 and $740,484 for the six-month period ended March 31, 2008 and 2007 respectively,an increase of approximately $384,231 or 52%. The increased revenue for year 2008 compared with 2007 resulted from the consolidated two months of operation of the acquired Syrei AB. Gross margin for the six-month period ended March 31, 2008 was $72,513, compared to a gross margin of $176,339 for the six-month period ended March 31, 2007. The margin for the six-month period ended March 31, 2008 was lower than the corresponding period in 2007, due to higher cost of service while at lower level of expenses, but is also expected to increase in future quarters as the Company consolidates the full three months of operation of Syrei. Gross margins are expected to improve as a result of the acquisition of Syrei AB and subsequent acquisitions.

Total operating expenses were $323,508 and $468,047 for the six-month period ended March 31, 2008 and 2007, a decrease of $120,502 or a decrease of 26%. Operating expenses reduced from 2007 to 2008 due to a changed business focus and a much more efficient operation. Salaries increased to $60,252 from $47,000 for the six-month period ended March 31, 2008 and 2007 respectively; however, this shall be viewed in the light of an operation that includes management of an increased staff of consultants. Professional fees decreased by approximately $154,000 of a decrease of 45% as a result of utilization of fewer outside services providers.

As of March 31, 2008 cash and cash equivalents was $347,545 compared to $0 as of March 31, 2007. The cash balances increased by $347,545 as a result of the consolidation of the cash and cash equivalents held by Syrei AB. As of March 31, 2008, accounts payable and accrued expenses were $1,366,018, compared to March 31, 2007 balances of $3,154,115. There was during the six-month period ended March 31, 2008 a reduction in the accounts payable and accrued expenses of approximately $1,788,097 or 57% as a result of the disposal of dbsXmedia and Enfotec in combination of conversion of certain debt and liabilities to common stock. We have also included in the accounts payable and accrued expenses of the operation of Syrei AB as of the end of the period.

Net Losses

The net loss for the six-month period ended March 31, 2008 was ($304,077) compared to a net loss of ($295,250) for the six-month period ended March 31, 2007, an increase of $8,827 or 2%.

 As of March 31, 2008 the accumulated deficit was $5,471,612, that may, on a limited basis, be offset against future taxable income. The deficit is primarily related to promissory notes at an aggregate of $4,000,000 issued to Syrei Limited in relation to the acquisition of Syrei. There are limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the ownership as a result of our stock exchange transaction on February 2, 2005 of the now wholly-owned Old Ariel Way subsidiary. No tax benefit has been reported in the financial statements.

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

Goodwill

We recorded a total goodwill of $2,868,390 as a result of our acquisition of Syrei during the six month period ended March 31, 2008, while we reported no goodwill impairment during the same period.

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

Property, Plant and Equipment

Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. We did not change the useful lives of any property, plant and equipment during the six-month period ended March 31, 2008.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had cash and cash equivalents of $347,545. The increase was a result of the consolidation of the cash and cash equivalents held by Syrei.

As of March 31, 2008, accounts payable and accrued expenses were $1,366,018, compared to a March 31, 2007 balance of $3,537,048, a decrease of approximately $2,171,030 or a decrease of 61%. During the six-month period ended March 31, 2008, accounts payable and accrued expenses decreased as a result of the disposal of dbsXmedia and Enfotec and the conversion of certain debt and liabilities in the aggregate amount of $597,115 into shares of common stock. We have also included in the accounts payable and accrued expenses the operation of Syrei AB in the amount of $586,765 not included as of March 31, 2007.

Net cash used in operating activities was ($508,479) for the six-month period ended March 31, 2008 compared with net cash provided $49,199 for the six-month period ended March 31, 2007 as a result of the acquisition of Syrei.

 As of March 31, 2008 the Stockholders’ Deficit was ($1,241,555) compared with March 31, 2007, of ($2,069,921).

At March 31, 2008, we had a working capital deficit (current assets minus current liabilities) of approximately ($4,144,579) compared with working capital deficit of approximately ($3,480,467) at March 31, 2007, an increase in working capital deficit of approximately $664,112 or 19%, as a result of the acquisition of Syrei. The Company’s revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Financial Condition

During the six month period ended March 31, 2008, the Company assumed debt in an aggregate of $4,000,000 from the issuance of promissory notes and $38,137 from related parties to include $35,000 from the spouse of the Chief Executive Officer and $3,137 from the Chief Executive Officer. As of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Management believes that the cash balance of $347,545 at March 31, 2008, and to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately September, 2008. Management believes that we will require an additional $6,000,000 to fund our operations for the next 12 months, including approximately $4,000,000 to pay the holder of two notes at $2,000,000 each due July 1, 2008 and January 31, 2009, respectively, issued in connection with the Company’s acquisition of Syrei AB, $792,500 to pay the holders of certain notes issued in the Company’s acquisition of Lime Media, LLC, and, on June 30, 2009, $640,000 to pay the holders of certain additional promissory notes issued in connection with the Lime Media acquisition, or an aggregate of $1,432,000. We expect to raise such additional capital through one or more equity or debt financing or though bank borrowing. Currently, we are in discussions with certain investment banking firms and investors regarding the raising of such financing, and may seek to raise funds through bank borrowing. There can be no assurances that we will be successful in our efforts to secure such additional financing or any bank borrowing. If we are unable to pay the amounts due to the former members of Lime Media, LLC, when due, or if YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members will have the option, jointly and not severally, to purchase all of the issued and outstanding common stock of our subsidiary Lime Truck, Inc., for nominal consideration. Similarly, if we are unable to pay the amounts due to the former owner of Syrei, when due, or if YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the former owner of Syrei will have the option, to purchase all of the issued and outstanding common stock of our subsidiary Syrei AB, for nominal consideration. Also, under our Investment Agreement with Yorkville and Montgomery, we may not incur indebtedness or become contingently liable for such indebtedness without their consent, except for trade payables or purchase money obligations in the ordinary course of business. Also, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or enter into security instruments granting the holder a security interest in assets of the company or any subsidiary without their agreement or consent. Such restrictions may limit our ability to raise additional financing unless such restrictions are waived or amended.

In view of the foregoing, from time-to-time, management is required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, collections from customers, and sales of our products do not provide sufficient cash to fund operations. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products. If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.

Going concern

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-KSB for the years ended September 30, 2006 and 2007, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

The Company and its Subsidiaries’ condensed consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Company may be unable to continue as a going concern as follows:

×

The inability of the company to fund current operations and satisfy all of its current debts when due.

×

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

The Company's ability to continue as a going concern is dependent upon acquiring new profitable business and increasing its revenues and gross profit margins to cover cost of services and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund any negative operating cash flows and returning the Company to profitable operations. In this connection, the Company has adopted the following operating and management plans in order to provide positive cash flow from operations and fiscal year 2008:

•

Raise additional capital or secure funding from equity and credit sources.

•

Expand and develop its prior experience with Business TV business into digital signage business.

•

Continue to develop our global telecommunications and systems network consulting services.

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

•

Develop strategic partnerships with major companies in the area of multimedia services, wireless communications, installation, and equipment maintenance supporting the Company’s strategy. This strategic initiative is believed to provide increased revenues and result in reduced operating expenses.

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

Off-Balance Sheet Arrangements

At March 31, 2008, the Company had no off-balance sheet arrangements.

New Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

    On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the following risk factors, other information contained in this Quarterly Report on Form 10-QSB, and the extensive discussion of “Risks Related to Our Business” contained in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-QSB and our Annual Report on Form 10-KSB. We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties occur our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could loose all or part of your investment.

Risks Related To Our Business

We have a working capital deficit; we need to raise additional capital to finance operations.

We have relied on significant external financing to fund our operations. As of March 31, 2008, we had $347,545 cash on hand and our total current assets were $1,721,933 as of March 31, 2008. We have a working capital deficit of $4,144,579 primarily as a result of our acquisition of Syrei. In connection with our acquisition of Syrei AB, we issued two promissory notes in the aggregate principal amount of $4,000,000 with the two promissory notes at principal amount of $2,000,000 each bearing interest at the rate of 8% per annum and are due and payable July 2008 and January 2009, respectively, secured by all of the stock of the acquisition subsidiary we formed to acquire Syrei.

We will need to raise additional capital to fund our working capital deficit, our anticipated operating expenses, outstanding promissory notes as a result of acquisitions, other acquisitions, and implement our strategic business plan. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we may be forced to curtail or cease our business operations. We estimate that we will require up to approximately $10,000,000 to fund our anticipated operating expenses and acquisitions during the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business, may result in a lower stock price and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Also, under our Investment Agreement with Yorkville Advisors and Montgomery, we may not incur indebtedness or become contingently liable for such indebtedness except for trade payables or purchase money obligations in the ordinary course of business without the prior consent from Yorkville Advisors and Montgomery. Also, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or enter into security instruments granting the holder a security interest in assets of the company or any subsidiary without the agreement or consent of Yorkville Advisors and Montgomery. Such restrictions may limit our ability to raise additional financing unless such restrictions are waived or amended.

Dilutive effect of conversion of our Series A Preferred Shares.

Under a Investment Agreement, dated February 28, 2006, among the Company and Yorkville Advisors and Montgomery Equity Partners, Ltd., and related transaction documents, we issued an aggregate of 160 shares of Series A Preferred Shares in exchange for and in cancellation of an aggregate of $1,604,967 in indebtedness then held by Yorkville Advisors and Montgomery. The $10,031.04 liquidation amount of each share of Series A Preferred Shares is convertible into shares of our common stock at the lesser of $.10 per share or 95% of the lowest weighted average price of our common stock for the 20 trading days immediately preceding the date of conversion, subject to adjustment. As of May 16, 2008, an aggregate of 34 Series A Preferred Shares have been converted into 270,540,570 shares of our common stock and 126 Series A Preferred Shares remain issued and outstanding. If holders were to convert their Series A Preferred Shares as of May 16, 2008, we would be required to issue to them an aggregate of 300,931,200 shares of our common stock. Increased sales volume of our common stock could cause the market price of our common stock to drop.

We may be deemed to be in default under certain provisions of our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Also, provisions of our agreement with Yorkville Advisors and Montgomery restrict our ability to issue shares of our common stock, incur indebtedness and enter into certain other transactions without their prior consent.

Under our Investment Agreement with Yorkville Advisors and Montgomery, we were required to reserve and keep available out of our authorized but unissued shares of Common Stock, a number of shares sufficient to effect conversion of Series A Preferred Shares. Furthermore, the Company failed to call and hold a special meeting of its stockholders within thirty (30) days of the time that it no longer had a number of shares sufficient to effect conversion of the Preferred Stock, for the purpose of increasing the number of authorized shares of Common Stock. Accordingly, we may be deemed to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Also under our agreements with Yorkville Advisors and Montgomery, we have agreed not to merge or consolidate with any person or entity or sell or lease or otherwise dispose of our assets other than in the ordinary course of business involving an aggregate consideration of more than ten percent of the book value of our assets on a consolidated basis. Since we acquired Syrei AB, we were deemed by Yorkville Advisors and Montgomery to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Further, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or enter into security instruments granting the holder a security interest in assets of the company or any subsidiary without the agreement or consent of Yorkville Advisors and Montgomery. We may be deemed to be in default under these provisions. In the event of the occurrence and continuance of an event of default under our Series A Preferred Shares, all outstanding principal and interest under the Series A Preferred Shares shall be due and payable and the holders may convert the Series A Preferred Shares without regard to any limitation on the conversion of the Series A Preferred Shares. On April 21, 2008, the Company under threat of legal actions against the Company, its Directors and Chief Executive Officer personally, executed a Forbearance Agreement (“the Agreement”)  by and between the Company and YA Global Investments L.P. (Formerly Cornell Capital Partners, L.P., a Delaware limited partnership (“YA Global”) and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). In the Agreement, the Yorkville Advisors and Montgomery provided the Company with formal notice of the actions and inactions set forth below, each of which can trigger an Event of Default under the Series A Convertible Preferred Stock Preferred Shares and related transaction documents (“existing defaults”).

The Company has failed to reserve and keep available out of its authorized but unissued shares of Common Stock, a number of shares sufficient to effect conversion of the Preferred Stock. Furthermore, the Company has failed to call and hold a special meeting of its stockholders within thirty (30) days of the time that it no longer had a number of shares sufficient to effect conversion of the Preferred Stock, for the purpose of increasing the number of authorized shares of Common Stock.

The Company has also been notified by the Investor that the Company was in breach of the Seris A Preferred Shares and related transaction documents by not receiving a consent from the Investor in connection with the Company’s acquisition of Syrei Holdings UK Limited.

Pursuant to the terms and conditions of this Agreement, the Company was among others obligated to:

(a)

The Company shall issue to YA Global a Warrant to purchase 500,000,000 shares of Common Stock of the Company at an exercise price of $0.001 per share for a period of five years from the issuance date.

(b)

The Company shall amend the Company’s Articles of Incorporation related to its Series A Convertible Preferred Shares so that: (i) Holders of Preferred Shares will be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Preferred Stock when and if declared by the Company’s Board of Directors at an annual rate of eighteen percent (18%) effective as of the date hereof; and (ii) the conversion price as set forth in the Preferred Stock shall be equal to the lesser of (a)Ten Cents ($0.10), or (b) a seventy-five percent (75%) of the lowest volume weighted average price of the Common Stock as quoted by Bloomberg, LP during the twenty (20) trading days immediately preceding the date of conversion. Also, the Company is required to reduce the exercise price of an outstanding warrant to purchase 1,000,000 held by the investor to an exercise price of $.001 per share.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns.

In connection with our acquisition of Syrei AB, we issued two promissory notes in the aggregate principal amount of $2,000,000 each which bear interest at the rate of 8% per annum and are due and payable July 2008 and January 2009, respectively, secured by all of the stock of the acquisition subsidiary we formed to acquire Syrei. Also, in connection with our acquisition of Lime Media, we issued promissory notes in the aggregate principal amount of $792,500 which are due on the earlier of 45 days after the completion and delivery of audited financial statements with regard to the acquired company or June 30, 2008, and promissory notes in the aggregate principal amount of $640,000 due April 30, 2009. The notes issued in the acquisition of Lime Media bear interest at the rate of 8% per annum and are secured by all of the shares of outstanding common stock of Lime Truck, Inc., our subsidiary, and by certain assets of Lime Truck, Inc.

As a result, we are subject to the risks associated with substantial indebtedness, including that we are required to dedicate a portion of our cash flows from operations to pay debt service costs; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any accrued interest or outstanding principal.

Historically, we have lost money and we expect such losses will continue in the near term, which means that we may not be able to continue to operate as a going concern unless we obtain additional funding.

Historically, we have lost money. During the six-month period ended March 31, 2008, we had a net loss of $304,077. For the six-month period ended March 31, 2007, we had a net loss of $295,250.  We have an accumulated deficit as of March 31, 2008, of approximately $5,401,535. Future losses may occur. Accordingly, we are experiencing and may continue to experience liquidity and cash flow problems and we may not be able to raise additional capital or other financing as needed and on acceptable terms to implement our business plan and to make acquisitions. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any current or future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2007, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements as of March 31, 2008, we did not generate sufficient cash flows from revenues during the fiscal year ended September 30, 2007, to fund our operations. Also at March 31, 2008, we had a negative working capital (current assets minus current liabilities) of $4,144,579 as a result of the issuance of promissory notes in an aggregate amount of $4,000,000 in connection with our acquisition of Syrei. Such notes are due and payable July 2008 and February 2009, respectively, and are secured by all of the stock of the acquisition subsidiary we formed to acquire Syrei. Excluding amounts due under such notes, our net working capital position has, however, improved. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note 10 to the accompanying financial statements as of March 31, 2008. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless we are successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

We have a material weakness in our internal controls due to a limited segregation of duties and, if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified certain material weaknesses in our internal control over financial reporting as of September 30, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the fiscal year ended September 30, 2007, we reduced our staffing in order to conserve cash, as our level of business activity declined. During the six-month period ended March 31, 2008, we maintained a minimum level of staffing at the corporate headquarters level in order to conserve cash. As a result, currently, there is very limited segregation of duties. This is a material weakness in internal controls. However, up to March 31, 2008, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only few employees at the Company and the remaining being consultants, segregation of duties was not practicable. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted from the OTC Bulletin Board or any exchange on which our common stock is then listed or quoted. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-KSB. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. A determination that there is a significant deficiency or material weakness in the effectiveness of our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements. These deficiencies did not result in errors to the Company’s consolidated financial statements.

Investor confidence in the price of our stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-KSB our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting (“independent registered public accountant’s report”). The requirement pertaining to management’s report is effective on our annual report for the fiscal year ending September 30, 2008, and the requirement pertaining to the independent registered public accountant’s report is expected to first apply to the annual report for the fiscal year ending September 30, 2009, although the SEC has proposed to extend the date such requirement would first apply to non-accelerated filers to December 31, 2009. Our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting as of September 30, 2007, although management is undertaking specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock. Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

We have historically generated revenue which has not been adequate to support our full operation and this may continue in the future, which means that we may not be able to continue operations unless we can increase our generated revenue.

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of March 31, 2008, we had an accumulated deficit of $5,401,535. In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

Our operating results are not possible to predict because we have limited operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

We will need to raise additional capital to continue our operations and consummate any proposed or future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we need to raise additional capital to fund additional acquisitions and/or to fund operations. We anticipate that these additional funds will be up to $20 million, depending on the pace and size of our acquisitions. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.  Under our Investment Agreement with Yorkville Advisors and Montgomery, we may not incur indebtedness or become contingently liable for such indebtedness except for trade payables or purchase money obligations in the ordinary course of business, without the prior agreement or consent ofYorkville Advisors and Montgomery. Also, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or enter into security instruments granting the holder a security interest in assets of the company or any subsidiary, without the prior agreement or consent of Yorkville Advisors and Montgomery. Such restrictions may limit our ability to raise additional financing unless such restrictions are waived or amended. There can be no assurance we will be successful in effecting any such waiver or amendment.

A portion of our future revenue is dependent upon the success of long-term projects, which require significant up-front expense to us. We are dependent on external financing to fund our operations and the up-front costs. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. Our failure or any failure by a third-party with which we may contract to perform services or deliver products on a timely basis could force us to curtail or cease our business operations.

Current shareholdings may be diluted if we make future equity issuances or if outstanding debentures, warrants, and options are exercised for or converted into shares of common stock.

“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases. Our issuance of additional stock, convertible preferred stock and convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock price. The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of the common stock. Also, the exercise of warrants and options may result in additional dilution.

The holders of outstanding options, warrants and convertible securities have the opportunity to profit from a rise in the market price of the common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding. At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than those provided by those securities. Also, some holders of the options and warrants have piggy back registration rights requiring us to register their shares underlying such options and warrants in any registration statement we file under the Securities Act. The cost to us for such required registration may be substantial.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to resell their shares due to suitability requirements.

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

FINRA has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock has a small public float and future sales of our common stock, may negatively affect the market price of our common stock.

As of May 16, 2008, there were 595,000,000 shares of our common stock outstanding, at a closing market price of $0.004 for a total market valuation of approximately $2,380,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own approximately 314,173,258 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 290.0 million shares, which shares in the hands of public investors, and which, as the term "public float" excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by approximately 381 stockholders of record, not including holders of our common stock in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

Our stock price is volatile.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In addition, the market price of our common stock is highly volatile. Factors that may cause the market price of our common stock to drop include:

•

Fluctuations in our results of operations;

•

Timing and announcements of new customer orders, new products, or those of our competitors;

•

Any acquisitions that we make or joint venture arrangements we enter into with third parties;

•

Changes in stock market analyst recommendations regarding our common stock;

•

Failure of our results of operations to meet the expectations of stock market analysts and investors;

•

Increases in the number of outstanding shares of our common stock resulting from sales of new shares, or the exercise of warrants, stock options or convertible securities;

•

Reluctance of any market maker to make a market in our common stock;

•

Changes in investors’ perception of our business or the businesses we may acquire; and

•

General stock market conditions.

There is a limited market for our common stock.

Our common stock is quoted on OTC Bulletin Board under the symbol “AWYI.” As a result, relatively small trades in our stock could have disproportionate effect on our stock prices. No assurance can be made that an active market will develop for our common stock or, if it develops, that it will continue.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not designated for quotation on a national securities exchange. Trades in OTC Bulletin Board quoted stocks will be displayed only if the trade is processed by an institution acting as a market maker for those shares. Although there are approximately 15 market makers for our stock, these institutions are not obligated to continue making a market for any specific period of time. Thus, there can be no assurance that any institution will be acting as a market maker for our common stock at any time. If there is no market maker for our stock and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price for your shares. Moreover, because the order handling rules adopted by the SEC that apply to other listed stocks do not apply to OTC Bulletin Board quoted stock, no market maker is required to maintain an orderly market in our common stock. Accordingly, an order to sell our stock placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

Because we became public because of a reverse acquisition, we may not be able to attract the attention of major brokerage firms or institutional investors.

We became a public company through a reverse acquisition in February 2005. Accordingly, securities analysts and major brokerage firms and securities institutions may not cover our common stock since there is no incentive to recommend the purchase of our common stock. No assurance can be given that established brokerage firms will want to conduct any financing for us in the future.

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

Our board of directors may issue additional shares of preferred stock without stockholder approval.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock of which 165 have been designated as Series A Preferred Shares of which 126 shares are outstanding on the date of the filing of this report. Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock. In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of the Company. Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

We have only a small executive team that has to be expanded and we may not be successful in integrating the management teams of companies acquired which could adversely affect the leadership of Ariel Way, divert management time and adversely affect the business and results of operations.

As a result of completion of our acquisition of Old Ariel Way on February 2, 2005, Mr. Arne Dunhem became our new Chairman, President and Chief Executive Officer. In addition, we have to expand our small management team. As a result of the acquisition of new operations we will expand with new members to our executive management team. Failure to successfully integrate the management teams of acquired companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel.

Management and directors of Ariel Way have a significant percentage of the fully diluted number of common shares and such concentration of ownership may have the effect of delaying or preventing a change of control of Ariel Way.

Our management and directors beneficially own a significant percentage of our outstanding common stock, including shares issuable upon exercise of outstanding options and warrants.  As a result, management and a director will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, the issuance of blank check preferred stock, and any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from attempting to obtain control of us.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, and concluded that our disclosure controls were not effective and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-QSB and annually in our Forms 10-KSB. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As we disclosed in this Form 10-QSB, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

We have never paid a cash dividend

We have not declared a cash dividend and we do not anticipate paying such dividends in the foreseeable future.

Risks Related to Our Operations

Provisions of the agreements we entered into in connection with our acquisition of Syrei permit the former owner of Syrei to purchase the shares of our subsidiary, Syrei AB, in the event we are unable to pay the principal amount of the promissory notes we issued in connection with the acquisition or upon the occurrence of certain other events.

Under the Merger Agreement we entered into in connection with our acquisition of Syrei, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Note, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the former Syrei owner company will have the option, to purchase all of the shares of Syrei’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The former Syrei owner company is required to exercise his Repurchase Option within 15 days of the occurrence of such an event. In the event the former Syrei owner exercises his Repurchase Option, he will have the right to retain (i) the 10,000,000 shares issued to them upon signing of the Merger Agreement and (ii) 5,000,000 of the shares of common stock issued to them as part of the stock consideration for the Merger.

Provisions of the agreements we entered into in connection with our acquisition of Lime Media permit the former members of Lime Media to purchase the shares of our subsidiary, Lime Truck, Inc., in the event we are unable to pay the principal amount of the promissory notes we issued in connection with the acquisition or upon the occurrence of certain other events.

Under the Merger Agreement we entered into in connection with our acquisition of Lime Media, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Note, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media members will have the option, jointly and not severally, to purchase all of the shares of Lime Truck, Inc.’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Lime Media members are required to exercise their Repurchase Option within 15 days of the occurrence of such an event. In the event the Lime Media Members exercise their Repurchase Option, they will have the right to retain (i) the 10,000,000 shares issued to them upon signing of the Merger Agreement and (ii) 5,000,000 of the shares of common stock issued to them as part of the stock consideration for the Merger.

We are a technology and multimedia company with a revised and new and unproven enterprise technology and multimedia model and a short operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We have only a limited operating history with our revised and new business model upon which to base an evaluation of our current business and future prospects. Our limited operating history with the new business model makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we may encounter as a developing company with a revised and new business model in the rapidly evolving market for technology and services supporting the business of highly secure global communications. These risks and difficulties include, but are not limited to, the following:

•	our revised and new and unproven business, technology and multimedia model;

•	a limited number of service offerings and risks associated with developing new product and service offerings;

•	the difficulties we may face in managing rapid growth in personnel and operations;

•	a failure of our physical infrastructure or internal systems caused by a denial of service, third-party attack, employee error or malfeasance, or other causes;

•	a general failure of satellite services and the Internet that impairs our ability to deliver our service;

•	a loss or breach of confidentiality of customer data;

•	the negative impact on our brand, reputation or trustworthiness caused by any significant unavailability of our services;

•	the systematic failure of a core component of our services from which it would be difficult for us to recover;

•	the timing and success of new service introductions and new technologies by our competitors;

•	our ability to acquire and merge subsidiaries in a highly competitive market; and

We may not be able to successfully address any of these risks or others. Failure to adequately do so could force us to curtail or cease our business operations.

We are dependent on a significant customer.

Our results of operations for the period ended March 31, 2008, include revenue for the months of February and March 2008 attributable to the operations of Syrei AB. Approximately 30% of the revenue received by Syrei was attributable to a single customer. We expect this customer to continue to account for a significant portion of our business. The loss of this customer could have a material adverse effect on our results of operations.

Consolidations in the industry in which we compete could adversely affect our businesses to include a reduction or elimination of our proportionate share of those markets

The global communications and digital signage solutions, multimedia and technologies industry has experienced consolidation of participants, and this trend may continue. If highly secure global communications and digital signage solutions and technologies providers consolidate with companies that utilize technologies that are similar to or compete with our secure technology, our proportionate share of the emerging market for highly secure global communications and digital signage solutions and technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could cause us to curtail or cease our business operations.

We believe that our ability to compete successfully in the global communications, multimedia and digital signage solutions and technologies market depends on a number of factors, including market presence; the adequacy of its member and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the capabilities provided by our solutions and technologies; our pricing policies, our competitors and suppliers; the timing of introductions of new services by us and our competitors; our ability to support existing and emerging industry standards; and industry and general economic trends. If any of these factors negatively impact us, we may be forced to curtail or cease our business operations.

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

We own several Internet domain names, including www.arielway.com, www.syrei.com, www.syrei.se and www.limetruck.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

Our business revenue generation model is unproven and could fail.

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

The disposition of activities by and of operations of dbsXmedia with its subsequent sale and its business and transfer our Company to a new business model based on prior dbsXmedia experience may not be successful and could fail

During year 2006, we experienced growth in revenues and related expenses. Our increase in revenues was due primarily to our acquisition of dbsXmedia and its Business TV operation. However, due to dbsXmedia not achieving anticipated profitability and cash flow, failing in the execution of its financial business plan, and mounting debt to Loral Skynet Network Services, Inc. for satellite services, and its management team departing dbsXmedia, we decided to wind-up the activities of, and services provided by, dbsXmedia. dbsXmedia was disposed of on February 22, 2008. Subsequently, we have embarked on building on the experience gained from the Business TV operation and expanding into the dynamic digital signage business. In addition, we are taking a number of measures designed to improve our financial condition such as looking into potential new acquisitions, cost reductions, expansion of the Business TV multimedia experience and the integration of various new acquisitions. However, if revenue and cash provided by operations do not exceed expenses, if economic conditions weaken or, if competitive pressures increase, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, and the company could be forced to cease operations.

If we are not able to compete effectively in the highly competitive global communications, multimedia and digital signage solutions and technologies industries we may be forced to curtail or cease operations

Our ability to compete effectively with our competitors depends on the following factors, among others:

•	the performance of our products, services and technology in a manner that meets customer expectations;

•	the success of our efforts to develop effective channels of distribution for our products and services;

•	our ability to price our products and services that are of a quality and at a price point that is competitive with similar or comparable products and services offered by our competitors;

•	general conditions in the global communications and digital signage solutions and technologies industries;

•	the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;

•	our ability to effectively compete with companies that have substantially greater market presence and financial, technical, marketing and other resources than we have; and

•

our ability to adapt to the consolidation of providers of global communications, multimedia and digital signage solutions and technologies with or into larger entities, or entry of new entities into the highly secure global communications and digital signage solutions and technologies market, would likely result in greater competition for us.

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

 If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers

Our future success depends upon our ability to determine the needs of our customers and to design and implement technology products and global communications, multimedia and digital signage solutions and technologies that meet their needs in a cost efficient manner. If we are unable to successfully determine customer requirements or if our current or future services do not adequately satisfy customer demands, we will be forced to curtail or cease our business operations.

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

We may not be able to keep up with rapid technological changes, which could render our solutions, technologies and processes obsolete

The global communications and digital signage solutions and technologies industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. If we are unable to expand and upgrade our technology and systems, and successfully integrate new technologies or systems in the future, to accommodate such increases in a timely manner, we may be forced to curtail or cease our business operations.

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

If we were to lose the services of members of our management team, we may not be able to execute our business strategy.

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

Our business depends upon the growth and maintenance of the global satellite, telecommunications and internet infrastructure.

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

Item 3A(T).

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation and for the reason outlined below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the

Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Management has identified a material weakness in the Company’s internal controls over financial reporting. This material weakness consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management intends to allocate additional resources in addition to reassigning tasks and duties within the Company such that the identified deficiencies will be mitigated with priority.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the three-month period ended March 31, 2007 that were not registered under the Securities Act of 1933.

On February 28, 2008, the Company issued an aggregate of 75,000,000 shares of common stock to Syrei Limited in connection with the acquisition of Syrei Holding UK Limited (“Syrei”). These shares of common stock were issued upon cancellation of a like number of shares by the Company’s CEO and a like number of shares will by issued to our CEO upon the Company effecting an increase in its authorized number of shares of common stock.

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were accredited investors, sophisticated in such transactions and who had knowledge of and access to sufficient information about us to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 3. Defaults upon Senior Securities

Under our Investment Agreement with Yorkville Advisors and Montgomery, we were required to reserve and keep available out of its authorized but unissued shares of Common Stock, a number of shares sufficient to effect conversion of Series A Preferred Shares. Furthermore, the Company failed to call and hold a special meeting of its stockholders within thirty (30) days of the time that it no longer had a number of shares sufficient to effect conversion of the Preferred Stock, for the purpose of increasing the number of authorized shares of Common Stock. Accordingly, we were deemed to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Also under our agreements with Yorkville Advisors and Montgomery, we have agreed not to merge or consolidate with any person or entity or sell or lease or otherwise dispose of our assets other than in the ordinary course of business involving an aggregate consideration of more than ten percent of the book value of our assets on a consolidated basis. Since we acquired Syrei AB, we were deemed by Yorkville Advisors and Montgomery to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Further, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or on our ability to enter into security instruments granting the holder a security interest in assets of the company or any subsidiary without the prior consent from Yorkville Advisors and Montgomery and we may be deemed to be in default under this provision. In the event of the occurrence and continuance of an event of default, all outstanding principal and interest under the Series A Preferred Shares shall be due and payable and the holders may convert the Series A Preferred Shares without regard to any limitation on the conversion of the Series A Preferred Shares. On April 21, 2008, the Company under threat of legal actions against the Company, its Directors and Chief Executive Officer personally, executed a Forbearance Agreement (the “Agreement”) by and between the Company and YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). In the Agreement, the Yorkville Advisors and Montgomery provided the Company with formal notice of the actions and inactions set forth below, each of which can trigger an Event of Default under the Series A Convertible Preferred Stock (the “Preferred Stock”) and the Transaction Documents (referred to herein as the “Existing Defaults”):

The Company has failed to reserve and keep available out of its authorized but unissued shares of Common Stock, a number of shares sufficient to effect conversion of the Preferred Stock. Furthermore, the Company has failed to call and hold a special meeting of its stockholders within thirty (30) days of the time that it no longer had a number of shares sufficient to effect conversion of the Preferred Stock, for the purpose of increasing the number of authorized shares of Common Stock.

The Company was also through correspondence notified by the Investor that the Company was in breach of the Preferred Stock and the Transaction Documents by not receiving a consent from the Investor for the acquisition of Syrei Holdings UK Limited.

Pursuant to the terms and conditions of this Agreement, the Company was among others obligated to:

(a)

The Company shall issue to YA Global a Warrant to purchase 500,000,000 shares of Common Stock of the Company at an exercise price of $0.001 per share for a period of five years from the issuance date.

(b)

The Company shall amend the Company’s Articles of Incorporation related to its Series A Convertible Preferred Shares so that: (i) Holders of Preferred Shares will be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Preferred Stock when and if declared by the Company’s Board of Directors at an annual rate of eighteen percent (18%) effective as of the date hereof; and (ii) the conversion price as set forth in the Preferred Stock shall be equal to the lesser of (a)Ten Cents ($0.10), or (b) a seventy-five percent (75%) of the lowest volume weighted average price of the Common Stock as quoted by Bloomberg, LP during the twenty (20) trading days immediately preceding the date of conversion. Also, the Company is required to reduce the exercise price of an outstanding warrant to purchase 1,000,000 held by the investor to an exercise price of $.001 per share.

Item 4. Submission of Matters to a Vote of Security Holders

On April 11, 2008 we filed with the Securities and Exchange Commission an Information Statement on Schedule 14C. The purpose of the Information Statement was to inform the holders of record of shares of our common stock as of the close of business on the record date, March 17, 2008, that our Board of Directors had recommended, and that the holders of a majority of our common stock, as of such record date, had approved, by written consent in lieu of a special meeting of stockholders dated March 17, 2008, amending our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 600,000,000 shares, consisting of 595,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 2,000,000,000 shares, consisting of 1,995,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock.

The Information Statement was circulated to advise our stockholders of a corporate action that had already been approved by written consent of our stockholders who collectively hold a majority of our common stock. Therefore, the Information Statement was being sent to the stockholders for informational purposes only. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the corporate action would not be effective until twenty days after the date that the Information Statement was mailed to our stockholders.

On May 6, 2008, we filed with the Secretary of State of State of Florida, Articles of Amendment of our Articles of Incorporation, amending our Articles of Incorporation to increase the total number of authorized shares of our capital stock from 600,000,000 shares, consisting of 595,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 2,000,000,000 shares, consisting of 1,995,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock. The amendment became effective on May 19, 2008.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

 A. Exhibits:

21.1	List of Subsidiaries of Registrant, incorporated herein by reference thereto and filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

ARIEL WAY, INC.

Date: May 19, 2008	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer (Principal Executive Officer and Principal Financial Officer)