Form 10QSB/A
period 2008-03-31
ARIEL WAY INC
filed 2008-06-11
CIK 1145254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

AMENDMENT NO. 1

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

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$347,545
Account receivable, net of allowance for doubtful accounts	716,266
Prepaid expenses and other current assets	658,122

Total current assets	1,721,933

PROPERTY AND EQUIPMENT - NET	34,633

OTHER ASSETS
Goodwill	3,659,195
Total other assets	3,659,195

TOTAL ASSETS	$5,415,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,441,018
Loan payable - officer	5,921
Other liabilities	396,548
Promissory notes	4,098,026
Total current liabilities	5,941,512

Total liabilities	5,941,512

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
143 shares issued and outstanding	—
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized, 143 issued and outstanding	—
Common stock, $.001 par value; 595,000,000 shares authorized;
595,000,000 shares issued and outstanding	595,000
Additional paid-in capital	4,350,862
Accumulated deficit	(5,471,612)

Total stockholders' deficit	(525,750)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,415,762

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2008	2007	2008	2007
REVENUES	$1,124,715	$740,484	$1,124,715	330,093

COST OF REVENUES	1,052,202	564,145	1,052,202	235,292

GROSS PROFIT	72,513	176,339	72,513	94,801

OPERATING EXPENSES
Professional fees	188,616	342,435	76,517	151,700
Salaries	60,252	47,000	60,252	12,914
Bank service charges and other	356	1,611	348	805
Travel and entertainment	26,434	3,292	26,434	1,199
Marketing	5,375	—	2,905	—
Insurance	—	2,769	—	—
Satellite expenses	—	270	—	270
Payroll taxes and expenses	23,193	1,597	23,193	439
Telephone	2,928	17,354	2,928	14,912
Office equipment	5,955	-	5,955	-
Depreciation and Amortization	1,344	8,466	1,344	4,233
Office supplies	376	445	376	120
Rent	5,481	28,847	5,481	14,410
Miscellaneous	—	3	—	—
Automobile	1,415	—	1,415	—
Dues and subscriptions	95	4,514	95	2,597
Postage and delivery	248	1,282	248	667
Printing	1,429	7,909	1,290	5,823
Bad debt expenses	—	—	—	21,461
Other	10	253	—	(6,970)
Total Operating Expenses	323,508	468,047	208,782	224,580

LOSS BEFORE OTHER INCOME (EXPENSE)	(250,995)	(291,708)	(136,269)	(129,779)

OTHER INCOME (EXPENSE)
Interest income	4,211	182	4,211	45
Interest expense	(57,293)	(3,724)	(55,313)	(1,789)
Total Other Income (Expense)	(53,083)	(3,542)	(51,103)	(1,744)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(304,077)	(295,250)	(187,371)	(131,523)
Provision for income taxes	—	—	—	—

NET (LOSS) APPLICABLE TO COMMON SHARES	$(304,077)	$(295,250)	$(187,371)	$(131,523)

NET LOSS PER BASIC AND DILUTED SHARES	$0.00	$(0.01)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	476,003,469	41,705,195	588,532,609	45,005,528

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – RESTATED

FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	RESTATED
	March 08,	March 07

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(304,077)	$(295,250)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,344	8,466
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	677,046	16,086
(Increase) in prepaid expenses	(653,752)	(3,723)
Increase (decrease) in accounts payable and accrued expenses	(41,771)	329,513
Increase (decrease) in other liabilities	396,548	(5,893)
Total adjustments	379,415	344,449

Net cash provided by (used in) operating activities	75,338	49,199

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Syrei Holding	(4,450,000)	—
Proceeds from assets sold	2,214	—
Net transfers of subsidiaries to related party	312,990	—

Net cash (used in) investing activities	(4,134,796)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note issued for Syrei Holding	4,000,000	—
Payment on promissory notes	(42,997)	(77,560)
Issuance of stock for Syrei Holding acquisition	450,000	-

Net cash provided by financing activities	4,407,003	(77,560)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	347,545	(28,361)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	46,050

CASH AND CASH EQUIVALENTS - END OF PERIOD	$347,545	$17,689

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

Promissory note issued for Syrei Holding acqusition	$4,000,000	$—
Issuance of stock for Syrei Holding acquisition	$450,000	$—
Conversion of accrued interest of Preferred stock	$—	$—

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

Restatement

The restatement relates to the following 2008 items: To correct the erroneous classification of cash flows from accounts payable and accrued expenses transactions, promissory note and stock issued for an acquisition and net transfers of subsidiaries to related party.

The effects of the restatement adjustments on Ariel Way’s previously reported statement of cash flows for the six months ended March 31, 2008, are summarized below.

	2008	2008
	As Restated	As Previously Reported
Statement of Cash Flows

Net cash provided by (used in) continuing operating activities	$75,338	$(508,479)

Net cash provided by (used in) investing activities	(4,134,796)	(253,210)

Net cash provided by (used in) financing activities	4,407,003	602,814

Net increase in cash	$347,545	$347,545

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

MARCH 31, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MARCH 31, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MARCH 31, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MARCH 31, 2008 AND 2007

NOTE 6- STOCKHOLDERS’ DEFICIT (CONTINUED)

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

MARCH 31, 2008 AND 2007

NOTE 6- STOCKHOLDERS’ DEFICIT (CONTINUED)

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

MARCH 31, 2008 AND 2007

NOTE 6- STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Net cash provided by the Company's operating activities was $75,338 and net cash provided was $49,199 for the six month period ended March 31, 2008 and 2007, respectively. The significant increase of net cash used was primarily related to the cash consideration due as part of the acquisition of Syrei.

At March 31, 2008, stockholder's deficit was ($525,750) compared with a stockholder's deficit of ($3,447,971) at March 31, 2007 and included an accumulated deficit at March 31, 2008 of ($5,471,612) compared with an accumulated deficit of ($5,957,276) at March 31, 2007.

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

NOTE 10- SUBSEQUENT EVENTS (CONTINUED)

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

Pursuant to the Merger Agreement, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

NOTE 10- SUBSEQUENT EVENTS (CONTINUED)

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

RESULTS OF OPERATIONS

 Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenue was $1,124,715 and $740,484 for the six-month period ended March 31, 2008 and 2007 respectively, an increase of approximately $384,231 or 52%. The increased revenue for year 2008 compared with 2007 resulted from the consolidated two months of operation of the acquired Syrei AB. Gross margin for the six-month period ended March 31, 2008 was $72,513, compared to a gross margin of $176,339 for the six-month period ended March 31, 2007. The margin for the six-month period ended March 31, 2008 was lower than the corresponding period in 2007, due to higher cost of service while at lower level of expenses, but is also expected to increase in future quarters as the Company consolidates the full three months of operation of Syrei. Gross margins are expected to improve as a result of the acquisition of Syrei AB and subsequent acquisitions.

Total operating expenses were $323,508 and $468,047 for the six-month period ended March 31, 2008 and 2007, a decrease of $144,539 or a decrease of 31%. Operating expenses reduced from 2007 to 2008 due to a changed business focus and a much more efficient operation. Salaries increased to $60,252 from $47,000 for the six-month period ended March 31, 2008 and 2007 respectively; however, this shall be viewed in the light of an operation that includes management of an increased staff of consultants. Professional fees decreased by approximately $154,000 of a decrease of 45% as a result of utilization of fewer outside services providers.

As of March 31, 2008 cash and cash equivalents was $347,545 compared to $0 as of March 31, 2007. The cash balances increased by $347,545 as a result of the consolidation of the cash and cash equivalents held by Syrei AB. As of March 31, 2008, accounts payable and accrued expenses were $1,441,018, compared to March 31, 2007 balances of $3,154,115. There was during the six-month period ended March 31, 2008 a reduction in the accounts payable and accrued expenses of approximately $1,713,097 or 54% as a result of the disposal of dbsXmedia and Enfotec in combination of conversion of certain debt and liabilities to common stock. We have also included in the accounts payable and accrued expenses of the operation of Syrei AB as of the end of the period.

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

Goodwill

We recorded a total goodwill of $3,659,195 as a result of our acquisition of Syrei during the six month period ended March 31, 2008, while we reported no goodwill impairment during the same period.

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

As of March 31, 2008, accounts payable and accrued expenses were $1,441,018, compared to a March 31, 2007 balance of $3,154,115, a decrease of approximately $1,713,097 or a decrease of 54%. During the six-month period ended March 31, 2008, accounts payable and accrued expenses decreased as a result of the disposal of dbsXmedia and Enfotec and the conversion of certain debt and liabilities in the aggregate amount of $597,115 into shares of common stock. We have also included in the accounts payable and accrued expenses the operation of Syrei AB in the amount of $586,765 not included as of March 31, 2007.

Net cash provided in operating activities was $75,338 for the six-month period ended March 31, 2008 compared with net cash provided $49,199 for the six-month period ended March 31, 2007 as a result of the acquisition of Syrei.

 As of March 31, 2008 the Stockholders’ Deficit was ($525,750) compared with March 31, 2007, of ($2,069,921).

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

Historically, we have lost money. During the six-month period ended March 31, 2008, we had a net loss of $304,077. For the six-month period ended March 31, 2007, we had a net loss of $295,250.  We have an accumulated deficit as of March 31, 2008, of approximately $5,471,612. Future losses may occur. Accordingly, we are experiencing and may continue to experience liquidity and cash flow problems and we may not be able to raise additional capital or other financing as needed and on acceptable terms to implement our business plan and to make acquisitions. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any current or future acquisitions.

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

We have generated revenue from operations; however, if we do not begin generating more revenue we may have to cease operations. As of March 31, 2008, we had an accumulated deficit of $5,471,612. In order to become profitable, we will need to generate revenues to offset our cost of operations and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

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

Item 3A(T).

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that it has identified the following material weakness in our internal controls:

A material weakness exists as of March 31, 2008, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Statement of Cash Flows, which resulted in misstatements therein.  The changes in cash flows from accounts payable and accrued expenses were not appropriately classified as cash inflows and outflows on the Statement of Cash Flows.  In addition, a promissory note and stock issued in an acquisition and net transfers of subsidiaries to a related party were not appropriately reported as investing and financing cash flows in our Consolidated Statement of Cash Flows.

In order to remediate these material weaknesses in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements.  We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

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

ARIEL WAY, INC.

Date: June 10, 2008	By:	/s/ Arne Dunhem
Arne Dunhem, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer (Principal Executive Officer and Principal Financial Officer)