Form 10QSB
period 2008-06-30
ARIEL WAY INC
filed 2008-09-18
CIK 1145254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

Commission File Number 0-50051

ARIEL WAY, INC .

(Exact name of registrant as specified in charter)

FLORIDA	65-0983277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
-	-
3400 INTERNATIONAL DRIVE, N.W.
SUITE 2K-300, WASHINGTON, D.C.	20008-3600
(Address of principal executive offices)	(Zip Code)
-	-
Registrant’s telephone number, including area code	(202) 609-7756

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

No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 15, 2008, the Company had outstanding 651,983,983 shares of its common stock, $0.001 par value share.

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

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION PAGE
PART I

ITEM 1.

FINANCIAL STATEMENTS

F-1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

F-5

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 4

ITEM 3A(T)

CONTROLS AND PROCEDURES

 28

PART II

ITEM 1.

LEGAL PROCEEDINGS

 29

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 29

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 29

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 30

ITEM 5.

OTHER INFORMATION

 31

ITEM 6.

EXHIBITS

 31

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

ARIEL WAY, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008	September 30, 2007
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$4,211	$—
Prepaid expenses and other current assets	4,392	4,371

Total current assets	8,603	4,371

PROPERTY AND EQUIPMENT - NET	1,326	4,014
LONG TERM ASSETS
Other Assets
Deposit Syrei acquisition	150,000	—

TOTAL ASSETS	$159,929	$8,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,096,410	$2,109,976
Other liabilities	—	304,577
Promissory notes	192,981	144,159
Total current liabilities	1,289,391	2,558,712

Total liabilities	1,289,391	2,558,712

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
125.75 shares issued and outstanding	—
Series A Convertible Preferred stock, $0.001 par value
165 shares authorized, 125.75 issued and outstanding	—
Common stock, $.001 par value; 1,995,000,000 shares authorized;
594,066,669 shares issued and outstanding	594,067	134,299
Deposit of forfeitable shares of common stock	(300,000)	—
Additional paid-in capital	5,323,352	2,482,908
Accumulated deficit	(6,746,881)	(5,167,535)

Total stockholders' deficit	(1,129,462)	(2,550,328)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159,929	$8,385

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
REVENUES	$—	$924,927	$—	184,443

COST OF REVENUES	—	720,942	—	156,797

GROSS PROFIT	—	203,985	—	27,646

OPERATING EXPENSES
Depreciation and Amortization	2,688	12,699	1,344	4,233
Selling, General and Administration	306,611	609,345	169,173	225,610
Rent	1,339	45,330	—	16,483
Salaries and Employee Benefits	—	48,597	—	1,597
Total Operating Expenses	310,638	715,971	170,517	247,923

LOSS BEFORE OTHER INCOME (EXPENSE)	(310,638)	(511,986)	(170,517)	(220,277)

OTHER INCOME (EXPENSE)
Interest income	—	190	—	8
Interest expense	(167,620)	(5,512)	(57,293)	(1,788)
Other Income	—	1,132,891	—	1,132,891
Other Expense	—	(24,249)	—	(24,249)
Beneficial conversion expense	(1,101,088)	—	(1,101,088)	—
Total Other Income (Expense)	(1,268,708)	1,103,319	(1,158,381)	1,106,861

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,579,346)	591,333	(1,328,898)	886,583
Provision for income taxes	—	—	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,579,346)	$591,333	$(1,328,898)	$886,583

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$0.01	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	512,405,123	50,559,604	585,208,431	46,132,399

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,579,346)	$591,333

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,688	8,466
Issuance of warrants	1,101,088	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	—	29,671
(Increase) decrease in prepaid expenses	(22)	(3,723)
Increase (decrease) in accounts payable and accrued expenses	430,981	(417,920)
Increase (decrease) in other liabilities and accrued interest	—	(324,168)
Total adjustments	1,534,735	(707,674)

Net cash (used in) operating activities	(44,611)	(116,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	—	28,482
Net cash provided by investing activities	—	28,482

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	42,335	—
Proceeds from related party-officer	6,487	—
Proceeds from long— term debt	—	44,099

Net cash provided by financing activities	48,822	44,099

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,211	(43,760)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	46,050

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,211	$2,290
Cash paid during the period for:
Interest paid	$––	$––
Income taxes paid	$––	$––
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Issuance of stock for Syrei Holding acquisition	$450,000	$––

See accompanying notes to the condensed consolidated financial statements.

ARIEL WAY, INC., AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The Company reports on its financial statements that a deposit has been made to acquire Syrei Holding UK Limited, a UK corporation with its wholly owned Swedish subsidiary Syrei AB effective as of January 31, 2008, as reported on current report 8-K filed on February 22, 2008 and Lime Truck, Inc. effective as of April 30, 2008 as reported on current report 8-K filed on May 6, 2008. Persuant to SEC regulation, the Company was expected to complete audits, per US Generally Accepted Accounting Principles (“GAAP”), of the financial operation for the two years prior to the deposits made for the acquisition of the two companies and disclose the audited financial statements as amendments to previously filed current reports on form 8-K within seventy five days from the effective date of the acquisitions. The Company intended to file amendments to the already filed current reports 8-K no later than the required seventy five days from the effective date of the respective acquisitions. The Company attempted to file these audits, however due to resource constraints, the Company was not able to complete within the prescribed time period. The Company intends to complete the audits for fiscal years 2006 and 2007 of both companies at earliest opportunity and expects to have full audits completed as part of the Annual Report on form 10-KSB for the fiscal year ending September 30, 2008. Syrei AB is by Swedish law required to conduct annual audits per Swedish GAAP standards and this has been done every year by a Swedish accounting firm. The Swedish GAAP annual audits for fiscal years 2006 and 2007 were intended to be converted by a different accounting firm from Swedish GAAP into US GAAP. However, the conversion did not comply as a full and complete audit per US GAAP. The Company intends to finalize the conversion of the annual audits for fiscal years 2006 and 2007 into fully compliant US GAAP audits. The preparation of the audit for fiscal years 2006 and 2007 of Lime Truck has been initiated and the Company intends to complete this audit soon.

For the above reasons, this Form 10-QSB includes unaudited condensed financial statements  for only Ariel Way, Inc. and Ariel Way Media, Inc. and  do not include the condensed consolidated financial statements for the operation of Syrei and Lime Truck. However, the Company presents unaudited pro forma information for our Company, including the subsidiaries Syrei AB and Lime Truck as if the acquisitions had occurred on October 1, 2007.

These condensed financial statements are unaudited and have been prepared by Ariel Way. Inc. (the “Company” including Ariel Way Media, Inc.) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring, and that are necessary for a fair presentation of results for the interim periods. The results of operations for the nine and three months ended June 30, 2008 are not necessarily indicative of the results that will be achieved for the fiscal year ending September 30, 2008. The Company reports on its financial statements that a deposit has been made to acquire the Swedish company Syrei AB effective as of January 31, 2008 and Lime Truck, Inc. effective as of April 30, 2008.

Ariel Way, Inc., a Florida corporation (“Ariel Way” or the “Company” including Ariel Way Media, Inc.), is a technology and services company for global communications, multimedia and digital signage solutions and technologies. The Company is focused on developing innovative communications and multimedia services and technologies, acquiring and growing profitable communications and multimedia companies and creating strategic alliances with companies in complementary product lines and service industries.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

For the reasons stated in Note 1, this Form 10-QSB is unaudited condensed financial statements for Ariel Way, Inc. and Ariel Way Media, Inc., and do not include the operations of Syrei and Lime Truck. However, unaudited pro forma information for our Company, including the subsidiaries Syrei AB and Lime Truck as if the acquisitions had occurred on October 1, 2007, are included in the footnotes to the financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries, excluding Syrei and Lime Truck. All significant inter-company accounts and transactions have been eliminated in consolidation.

Deposit for Acquisitions

On February 20, 2008, the Company paid Syrei Limited, the selling Stockholder of Syrei, an aggregate of 75,000,000 shares of Ariel Way restricted common stock. In addition, the Company issued to the Stockholder of Syrei a promissory note in the principal amount of $2,000,000. In addition, the Company shall also pay to the Stockholder of Syrei an additional principal amount of $2,000,000 one year after the signing of the Merger Agreement. This additional payment shall be reduced per a formula, if the revenue and EBITDA achieved during the year prior to the payment do not meet thresholds defined in a mutually agreed to Business Plan.

Upon signing of the Lime Truck, Inc. Merger Agreement and as consideration thereof, the Company issued to the Lime Media Members an aggregate of 10,000,000 shares of common stock. In addition, the Company paid or intends to issue to the Lime Media Members as deposit for the acquisition of Lime Media the following consideration: (a) an aggregate of 17,000,000 shares of our common stock, (b) promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”), and (c) promissory notes in the aggregate principal amount of $640,000 (the “One Year Promissory Notes”).

The following table sets forth unaudited pro forma information for our Company as if the acquisitions had occurred on October 1, 2007:

		Pro-Forma	Pro-Forma
	Three months ended		Nine months ended
	June 30, 2008		June 30, 2008
Net revenues		$1,675,776	$5,176,518
O Operating income (loss)		44,349	343,110
Income (loss) from continuing operations		44,349	343,110
Income (loss) from discontinued operations
Net income (loss)		$(1,114,032)	$(920,992)
Basic net income (loss) per common share, pro-forma:		(.00)	(.00)
Income (loss) from continuing operations		$(.00)	$(.00)
Income (loss) from discontinued operations

Net income (loss) per applicable to common shares		$(.00)	$(.00)

Weighted-average number of common shares outstanding

Diluted net income (loss) per common share, pro-forma:
Income (loss) from continuing operations		$(.00)	(.00)
I Income (loss) from discontinued operations	$

Net income (loss)		$(.00)	$(.00)

Weighted-average number of common shares outstanding		585,208,431	512,405,123

The Company’s purchase price allocation is preliminary and contingent upon the audit of the acquisitions. The audit will impact the final purchase price allocation and on post-acquisition operating results.

Pro-forma Business Segment and Geographic Area Information

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting and finance, executive compensation and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies.

As a result of the deposits made for the acquisitions of Syrei AB and Lime Truck, the Company will report the following segments for the next period: U.S. Mobile Advertising and International Consulting. All of the Company’s sales fall into one of these segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Mobile Advertising segment includes the Company’s operations in the U.S. and consists of sales of advertising products and services. The International Consulting segment includes the Company’s consulting operations in countries around the world.

Ariel Way, Inc. and Subsidiaries – Pro-Forma Business Segment Geographic Area Information

Nine months ended June 30, 2008 (Thousands)	Mobile Advertising	Int’l Consulting	Total
Revenue	$667	$4,510	$5,177

Cost of revenue	185	3,610	3,795

Gross Margin	482	900	1,382

Allocation of selling, general and administrative, and research and development expense	403	636	1,039

Allocation of interest income	(0)	(0)	(0)

	403	636	1,039

Net income (loss), not including Ariel Way, Inc. other expense	79	264	343
Net income (loss), other expense Ariel Way, Inc. only	—	—	(1,269)
Net income (loss), all including Ariel Way, Inc. other expense			(921)

Three months ended June 30, 2008 (Thousands)	Truck Advertising	Int’l Consulting	Total
Revenue	$173	$1,503	$1,676

Cost of revenue	25	1,223	1,248

Gross Margin	148	280	428

Allocation of selling, general and administrative	107	277	384
Allocation of interest expense	-	-	-

	107	277	384

Net income (loss), not including Ariel Way, Inc. other expense	41	3	44
Net income (loss), other expense Ariel Way, Inc. only	—	—	(1,158)
Net income (loss), all including Ariel Way, Inc. other expense			(1,114)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

The Company does not maintain cash and cash equivalents with a financial institution that exceeds the limit of insurability under the Federal Deposit Insurance Corporation.

Concentration of Credit Risk

The Company operation by Syrei is Sweden, currently has several major customers in Europe where the largest customer for the period ended June 30, 2008 approximately 30% of total sales.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon shipment or when services are delivered.

Currently, there are no service guarantees provided with the purchase of the Company’s products or services.  In the future, when the company deems service guarantee reserves are appropriate that such costs will be accrued to reflect anticipated service guarantee costs.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using straight-line over the following estimated useful lives of the assets:

Computer equipment	3 years
Automobile	5 years
Equipment	7 years

Impairment of Long-Lived Assets

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “ Goodwill and Other Intangible Asset. ” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of non-controlling interests and establishes this line item as an element of stockholders’ equity, separate from the parent’s equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2010, and currently does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

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

On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

 In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have a significant impact on the Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments.

Marketing and Advertising Costs

The Company expenses the costs associated with marketing and advertising as incurred. Marketing, advertising and promotional expenses were approximately $7,165 and $0 for the nine-month period ended June 30, 2008 and 2007, respectively.

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

Accounts receivable are generally due within 30 days and collateral is not required. The Company has made no allowance for doubtful accounts as of June 30, 2008.

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

For the three month period ended June 30, 2008 there were no stock options and warrants that were issued or that vested and no compensation costs were recorded related to issuance of or vested stock options and warrants.

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine month period ending June 30, 2008 and 2007, respectively:

	June 30
	2008	2007
Net Income (Loss)	$(1,579,346)	$591,333

Weighted average common shares outstanding basic and diluted	512,905,123	50,559,604

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2008 and 2007 because inclusion would have been antidilutive.

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the Swedish Krona and the Euro Dollar. All currency transactions are undertaken in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. Foreign currency translation losses were immaterial during the nine-month period ended June 30, 2008 and 2007.

NOTE 3- PROPERTY AND EQUIPMENT

  Property and equipment at June 30, 2008 is as follows:

	June 30, 2008	Sept. 30, 2007
Equipment	$13,350	$65,823
Computers	59,824	8,116
Furniture	4,042	-
Less: accumulated depreciation	(75,890)	(69,925)
Net equipment	$1,326	$4,014

Depreciation expense for the three-month period ended June 30, 2008 and 2007 was $2,688 and $1,344, respectively.

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

On June 13, 2007, the Company borrowed $57,000 from Yorkville Advisors pursuant to the terms of a promissory note bearing interest on the unpaid principal at the rate of 11% per annum and is due and payable on June 13, 2008. The due date was on August 18, 2008 extended to December 13, 2008. Proceeds from the note were used to pay in full the settlement payment to Loral Skynet pursuant to the Settlement Agreement and General Release, dated June 1, 2007.

On August 9, 2007, the Company borrowed $15,000 from Yorkville Advisors pursuant to a promissory note bearing interest on the unpaid principal at the rate of 11% per annum and due on August 9, 2008. The due date was on August 18, 2008 extended to December 13, 2008.

On December 21, 2007, the Company borrowed $35,000 from Eva Dunhem, the spouse of the Company’s Chief Executive Officer, pursuant to the terms of a promissory note which bears interest on the unpaid principal at the rate of 12% per annum and is due on December 24, 2008.

On January 31, 2008, the Company executed as part of the deposit made for the acquisition of Syrei and as monetary consideration for the acquisition, two promissory notes in favor of Syrei Limited, a Bahamas registered shareholder that held 100% ownership of Syrei prior to the deposit made for the acquisition, each in the amount of $2,000,000, each with interest at 8% due no later than July 1, 2008, but subsequently extended to October 17, 2008 and January 31, 2009 respectively. The promissory note due no later than October 17, 2008 is secured by the entire issued and outstanding shares of common stock of Syrei Holding UK Limited that is the holder of Syrei AB. We have included unaudited condensed financial statements for Ariel Way, Inc. and Ariel Way Media, Inc. and do not include the condensed consolidated financial statements for the operation of Syrei and Lime Truck. These condensed financial statements do not include the two promissory notes of $2,000,000 due on October 17, 2008 and $2,000,000 due on January 31, 2009.

On April 30, 2008, the Company executed as part of the deposit made for the acquisition of Lime Truck and as monetary consideration for the acquisition, two promissory notes in favor of individual shareholders of Lime Media Group, Inc., the sellers of Lime Truck, that held 100% ownership of Lime Truck prior to the deposit made for the acquisition, in the amount of $972,500, with interest at 8% initially due no later than June 30, 2008, but subsequently extended to September 30, 2008, and in the amount of $640,000, with interest at 8% due no later than June 30, 2009. The promissory notes due no later than September 30, 2008 are secured by the entire issued and outstanding shares of common stock of Lime Truck. As stated in Note 1, this Form 10-QSB includes unaudited condensed financial statements for Ariel Way, Inc. and Ariel Way Media, Inc. and  do not include the condensed consolidated financial statements for Syrei and Lime Truck. These condensed financial statements do not include the two promissory notes payable to the individual shareholders of Lime Media Group, Inc.

NOTE 5- COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has maintained an office in Vienna, and McLean, Virginia, under a month to month lease obligation basis as a sub-lease. The Company is seeking an alternative location, since the lease for the sub-lessor has expired. The Company’s subsidiary Syrei AB has maintained an office in Stockholm, Sweden under a month to month lease obligation. The Company’s subsidiary Lime Truck, Inc. maintains an office in Rowlett, TX under a lease that expires October 31, 2008 with an option for a three year extension.

Contingencies

At June 30, 2008, there were no guarantees issued and outstanding.

Syrei Acquisition

Pursuant to the Merger Agreement with Syrei Limited, the Sellers of Syrei, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, Syrei Limited, will have the option, to purchase all of the shares of Syrei’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until October 17, 2008 for promissory notes in the aggregate principal amount of $2,000,000 (the “Acquisition Promissory Notes”).

Lime Truck Acquisition

Pursuant to the Merger Agreement with the Sellers of Lime Truck, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members, the

Sellers of Lime Truck, will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until September 30, 2008 for promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”).

NOTE 6 - RELATED PARTY TRANSACTIONS

All related party transactions are disclosed above in Note 4.

NOTE 7- STOCKHOLDERS’ DEFICIT

Issuance of Warrant

On April 21, 2008, the Company executed a Forbearance Agreement (the “Agreement”) by and between Ariel Way, Inc. (the “Company”) and YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) or Yorkville Advisors and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). Pursuant to the terms and conditions of this Agreement, the Company was, among others, obligated to issue to YA Global a warrant to purchase an aggregate of 500,000,000 shares at an exercise price of $.001 per share for a period of five years from the date of issuance. The warrant may not be exercised for shares of common stock if, upon giving effect to such exercise, such exercise would cause the holder and its affiliates to own beneficially in excess of 4.99% of the outstanding shares of the Company’s common stock, except that such restriction may be waived upon 65 days prior notice to the Company. The warrant contains a cashless exercise provision, certain anti-dilution provisions, including a price antidilution provision, a piggy back registration right, and other customary provisions.

As a result of the issuance of the warrant, the Company recorded $1,101,088 as the beneficial conversion expense for the issuance. The beneficial conversion expense for the issuance of the warrant was derived based on a Black Sholes calculation.

Preferred Stock

The Company has 5,000,000 shares of preferred stock, $0.001 par value per share, authorized of which 165 have been designated as shares of Series A Convertible Preferred Stock (“Series A Preferred Shares”) pursuant to a Certificate of Designation filed with the Florida Secretary of State on March 6, 2006. On February 28, 2006, pursuant to an Investment Agreement among the Company, Yorkville Advisors and Montgomery Equity (Yorkville Advisors and Montgomery Equity, collectively, the “Buyers”), the Company sold and issued to the Buyers an aggregate of one hundred sixty (160) Series A Preferred Shares for a consideration consisting solely of the surrender of the Prior Securities. As of June 30, 2008, 125.75 Series A Preferred Shares were issued and outstanding.

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

At the Option of the Holders, if there are outstanding Series A Preferred Shares on February 28, 2008, each share of Series A Preferred Stock shall convert into shares of Common Stock at the Conversion Price then in effect on February 28, 2008. As of August 14, 2008, the Holder has not exercised or provided a notice of its intent to exercise the option.

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

The Agreement identifies the following as events of default under the provisions of the Series A Preferred Shares: (i) the Company’s inability to reserve and keep available out its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of the Series A Preferred Shares and (ii) the Company’s  inability to call and hold a special meeting of its stockholders within 30 days of the time that it no longer had a number of shares sufficient to effect conversion of the Series A Preferred Shares, for purposes of increasing the number of shares of common stock. The Agreement provides that the Investor will forbear from exercising its rights under the Investment Agreement and related transaction documents relating to such events of default until September 6, 2008, so long as the Company strictly complies with the terms of the Agreement and there is no occurrence or existence of any other event of default other than the existing defaults. The Agreement also provides for the amendment to common stock purchase warrants to purchase an aggregate of 1,000,000 shares of common stock that were issued on February 28, 2006, to reduce the exercise price of such warrants from $0.010 per share to $.001 per share. Also pursuant to the Agreement, the Company agreed to issue to YA Global a warrant to purchase an aggregate of 500,000,000 shares at an exercise price of $.001 per share for a period of five years from the date of issuance. The warrant may not be exercised for shares of common stock if, upon giving effect to such exercise, such exercise would cause the holder and its affiliates to own beneficially in excess of 4.99% of the outstanding shares of the Company’s common stock, except that such restriction may be waived upon 65 days prior notice to the Company. The warrant contains a cashless exercise provision, certain anti-dilution provisions, including a price anti-dilution provision, a piggy back registration right, and other customary provisions.

On June 20, 2008, Ariel Way, Inc. (the “Company”), amended and restated (the “Amendment”) its Certificate of Designation (the “Certificate of Designation”) for the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”).  The Amendment was filed on June 13, 2008, and was accepted for filing by the Division of Corporations of the Florida Department of State on June 20, 2008.  The Amendment was made pursuant to the terms of a Forbearance Agreement, dated April 21, 2008, among the Company, YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”)), and Montgomery Equity Partners, Ltd., a Cayman Islands exempted company and wholly owned subsidiary of YA Global.

The Amendment effected the following changes to the designations and preferences of the Company’s Series A Preferred Stock:

1.

Increased the amount of dividends or distributions that holders of the Series A Preferred Stock are entitled to receive pro rata on their shares when and if declared by the board of directors from 5% to 18% per year of the liquidation amount.   The Amendment now provides that such dividends or distribution shall be paid quarterly on the first day of March, June, September and December of each year, and that such dividends shall begin to accrue and shall be cumulative as of May 31, 2008.  Further, the Amendment provides that accrued but unpaid dividends may be paid, at the option of the holder of the Series A Preferred Stock, in cash or shares of the Company’s common stock.  Prior to the Amendment, the Certificate of Designation provided that such dividends and distributions were payable in cash.

2.

Reduced the price at which shares of Series A Preferred Stock are convertible into shares of the Company’s common stock to a price that shall equal the lesser of $0.10 or 75% of the lowest volume weighted average price of the Company’s common stock for the 20 trading days immediately preceding the date of conversion of the shares of Series A Preferred Stock, as quoted by Bloomberg, L.P. (“VWAP”).  Prior to the Amendment, the Certificate of Designation provided that the conversion price was equal to the lesser of $0.10 or 95% of the VWAP of the common stock for the 20 trading days immediately preceding the date of conversion, as quoted by Bloomberg, L.P.

Common Stock

As of June 30, 2008, the Company had 1,995,000,000 shares of common stock authorized at $0.001 par value per share, and 594,066,669 issued and outstanding.

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

On February 28, 2008, we issued to Syrei Limited, the selling Stockholder in connection with the deposit made for the acquisition of Syrei, an aggregate of 75,000,000 shares of the Company’s restricted common stock.

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

On April 10, 2008, the Company received a conversion notice from YA Global requesting the conversion of 8 Series A Convertible Preferred Shares, or the sum of $80,248.32, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 25,077,600 shares of its restricted common stock at a conversion price of $0.0032 per share.

On April 18, 2008, the Company received a conversion notice from YA Global requesting the conversion of 7 1/2 Series A Convertible Preferred Shares, or the sum of $75,232.80, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 25,077,600 shares of its restricted common stock at a conversion price of $0.003 per share.

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

The Agreement identifies the following as events of default under the provisions of the Series A Preferred Shares: (i) the Company’s inability to reserve and keep available out its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of the Series A Preferred Shares and (ii) the Company’s failure to call and hold a special meeting of its stockholders within 30 days of the time that it no longer had a number of shares sufficient to effect conversion of the Series A Preferred Shares, for purposes of increasing the number of shares of common stock. The Agreement provides that the Investor will forbear from exercising its rights under the Investment Agreement and related transaction documents relating to such events of default until September 6, 2008, so long as the Company strictly complies with the terms of the Agreement and there is no occurrence or existence of any other event of default other than the existing defaults. The Agreement also provides for the amendment to common stock purchase warrants to purchase an aggregate of 1,000,000 shares of common stock that were issued on February 28, 2006, to reduce the exercise price of such warrants from $0.010 per share to $.001 per share. Also pursuant to the Agreement, the Company agreed to issue to YA Global a warrant to purchase an aggregate of 500,000,000 shares at an exercise price of $.001 per share for a period of five years from the date of issuance. The warrant may not be exercised for shares of common stock if, upon giving effect to such exercise, such exercise would cause the holder and its affiliates to own beneficially in excess of 4.99% of the outstanding shares of the Company’s common stock, except that such restriction may be waived upon 65 days prior notice to the Company. The warrant contains a cashless exercise provision, certain anti-dilution provisions, including a price anti-dilution provision, a piggy back registration right, and other customary provisions.

On May 2, 2008, the Company received a conversion notice from YA Global requesting the conversion of 1 Series A Convertible Preferred Shares, or the sum of $10,031.04, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 4,012,416 shares of its restricted common stock at a conversion price of $0.0025 per share.

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

There was no provision for income taxes for the nine-month period ended June 30, 2008.

Due to substantial financial constraints, the Company has not completed the filing of its corporate income tax returns for the years ended September 30, 2007, 2006 and 2005. The Company intends to complete the filing of these returns upon receipt of funding. Management believes there is no tax liability due to the losses incurred for the period of non-filing.

At June 30, 2008, deferred tax assets approximated the following:

Deferred tax assets	$2,698,752
Valuation for deferred asset	(2,698,752)
Net deferred tax assets	$-

At June 30, 2008, the Company had an accumulated deficit of approximately ($6,746,881), available to offset future taxable income through 2028. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in the future period.

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

The Company reported for the three month period ended June 30, 2008 net loss of ($1,328,898) and net income of $886,583 for the three month period ended June 30, 2007, respectively. The Company reported for the nine-month period ended June 30, 2008 net loss of ($1,579,346) and net income of  $591,333 for the nine-month period ended June 30, 2007, respectively. The main reason for the significant loss for the nine month period and the three month period ended June 30, 2008 is the issuance on April 21, 2008 of 500,000,000 warrants of the Company’s common stock to YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) and the recording of $1,101,088 as an expense for the issuance. The expense for the issuance of the warrants was derived based on a Black Sholes calculation.

Net cash used in the Company's operating activities was ($44,611) and net cash used was ($116,341) for the nine-month period ended June 30, 2008 and 2007, respectively.

At June 30, 2008, stockholder's deficit was ($1,129,462) compared with a stockholder's deficit of ($2,561,387) at June 30, 2007 and included an accumulated deficit at June 30, 2008 of ($6,746,831) compared with an accumulated deficit of ($5,175,673) at June 30, 2007.

At June 30, 2008 there was working capital deficit of ($1,280,788) compared with a working capital deficit of ($2,565,402) at June 30, 2007. Not considering the acquisition considerations, the Company has significantly reduced the working capital deficit. However, the Company will be unable to satisfy its current debt obligations related to current acquisitions, unless additional financing is obtained. The Company intends to actively attempt to improve the deficit.

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

•

Develop strategic partnerships with major companies in the area of multimedia services supporting the Company’s strategy. This strategic initiative is believed to provide supporting revenues and result in reduced operating expenses

•

strategic partnerships with major companies providing content and advertising services for the Company’s digital signage operation roll-out.

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

Pursuant to the Merger Agreement with Syrei Limited, the Sellers of Syrei, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, Syrei Limited, will have the option, to purchase all of the shares of Syrei’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until October 17, 2008 for promissory notes in the aggregate principal amount of $2,000,000 (the “Acquisition Promissory Notes”).

Pursuant to the Merger Agreement with the Sellers of Lime Truck, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members, the Sellers of Lime Truck, will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until September 30, 2008 for promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”).

If we are unable to satisfy the conditions in the merger agreements with either or both of Syrei Limited, the Sellers of Syrei, and the Sellers of Lime Truck, including not being able to pay timely the outstanding promissory notes, this could cause us to be forced to sell the companies back to the sellers of Syrei or Lime Truck.

We have been and are still actively engaged in discussions with potential investors for potential funding of the payments for both Syrei and Lime Truck. However, we are uncertain whether we will be successful or not.

NOTE 10 – ACQUISITIONS

For the reasons stated in Note 1, this Form 10-QSB is unaudited condensed financial statements for Ariel Way, Inc. and Ariel Way Media, Inc., and do not include the condensed consolidated financial statements for  Syrei and Lime Truck. However, the footnotes include unaudited pro forma information that include subsidiaries Syrei AB and Lime Truck as if the acquisitions had occurred on October 1, 2007.

Acquisition of Lime Media, LLC

On April 30, 2008, the Company, made deposits for the acquisition of Lime Media, LLC, a Texas limited liability company (“Lime Media”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated April 30, 2008 (the “Merger Agreement”), by and among the Company, Lime Truck Acquisition Corporation (LTAC), a newly-formed and wholly-owned subsidiary of the Company, Lime Media, Melody Mayer, Heath Hill, Charles Warren (Melody Mayer, Heath Hill and Charles Warren, collectively, the “Lime Media Members”) and Lime Truck, Inc., a Texas corporation. The deposit for the acquisition was effected by means of the merger of Lime Media with and into LTAC, so that following the merger LTAC is the surviving corporation in the merger (the “Merger”). The Merger was effected contemporaneously with the execution of the Merger Agreement and certain related agreements, and became effective May 2, 2008.

Lime Media provides mobile advertising solutions to its clients and provides its services in approximately 40 locations nationwide. Lime Media’s principal offices are located in Dallas, Texas.

Upon signing of the Merger Agreement and as consideration therefor, the Company issued to the Lime Media Members an aggregate of 10,000,000 shares of common stock. In addition, the Company paid or issued to the Lime Media Members for the deposit for the acquisition of Lime Media the following consideration: (a) an aggregate of 17,000,000 shares of our common stock, (b) promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”), and (c) promissory notes in the aggregate principal amount of $640,000 (the “One Year Promissory Notes”).

The notes bear interest at the rate of 8% per annum and may not be assigned or negotiated without our consent. The aggregate principal amount and accrued interest under the Acquisition Promissory Notes are due on the earlier of 45 days after the completion and delivery of audited financial statements with regard to the company or June 30, 2008 (the earlier of such dates, the “Second Closing,” the date of the Second Closing, the “Second Closing Date”) and subsequently extended to September 30, 2008. The aggregate principal amount and accrued interest under the One Year Promissory Notes are due June 30, 2009. The Acquisition Promissory Notes and One Year Promissory Notes are secured by all of the shares of outstanding common stock of LTAC pursuant to the terms of an Acquisition Pledge and Escrow Agreement and by certain assets of LTAC, including certain truck leases, pursuant to a Security Agreement among the parties.

The aggregate principal amount of the Acquisition Promissory Notes is subject to adjustment, as follows. For each dollar amount the liabilities as shown on the closing balance sheet for the company exceed $100,000, the aggregate principal amount of the Acquisition Promissory Notes shall be reduced by an equivalent amount. Also, if the year-end audited balance sheet for the company reveals liabilities greater than as shown on the closing balance sheet, the aggregate principal amount of the Acquisition Promissory Notes and the One Year Promissory Notes shall each be reduced $0.50 for each dollar amount such liabilities exceed the amount of such liabilities reflected on the closing balance sheet, except that no adjustment will be made until the amount of such difference exceeds $100,000. Further, the aggregate principal amount of the One Year Promissory Notes shall be adjusted in the event certain sales and performance targets are not met, so that, if the shortfall in gross revenue is $150,000 or greater compared to the revenue projections, the aggregate principal amount of the One Year Promissory Notes shall be reduced by an equivalent amount.

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

Deposit Made for the Acquisition of Syrei Holding UK Limited

On February 20, 2008, the Company, completed the First Closing of Syrei Holding UK Limited, a UK corporation ("Syrei") pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Syrei, Syrei AB, a Swedish corporation and a wholly owned subsidiary to Syrei, Syrei Acquisition Ltd., a UK corporation and a wholly owned subsidiary of the Company and Syrei Limited (the "Stockholder of Syrei"), pursuant to which, at the First Closing of the Merger, Syrei became a wholly owned UK subsidiary to the Company. The Merger Agreement was dated January 31, 2008 but was entered into by the Company on February 13, 2008.

At the First Closing on February 20, 2008, we paid Syrei Limited, the selling Stockholder of Syrei, an aggregate of 75,000,000 shares of Ariel Way restricted common stock. These restricted shares of common stock were provided by the Company’s CEO on behalf of the Company, until the Company can increase its authorized number of shares and can issue shares. In addition, the Company issued to the Stockholder of Syrei a promissory note in the principal amount of $2,000,000, for a payment to take place no later than 135 days after completed audit of the financial statements of Syrei and its Subsidiary, but no later than 150 days after the First Closing. The promissory note is secured by all shares of the common stock of Syrei and will be held in escrow, pursuant to the terms and conditions of an Acquisition Pledge and Escrow Agreement. The payment of the $2,000,000 is defined as the Second Closing. In addition, the Company shall also pay to the Stockholder of Syrei an additional principal amount of $2,000,000 one year after the signing of the Merger Agreement. This additional payment shall be reduced per a formula, if the revenue and EBITDA achieved during the year prior to the payment do not meet thresholds defined in a mutually agreed to Business Plan.

Pursuant to the Merger Agreement with Syrei Limited, the Sellers of Syrei, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, Syrei Limited, will have the option, to purchase all of the shares of Syrei’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until October 17, 2008 for promissory notes in the aggregate principal amount of $2,000,000 (the “Acquisition Promissory Notes”).

Pursuant to the Merger Agreement with the Sellers of Lime Truck, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members, the Sellers of Lime Truck, will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until September 30, 2008 for promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”).

If we are unable to satisfy the conditions in the merger agreements with either or both of Syrei Limited, the Sellers of Syrei, and the Sellers of Lime Truck, including not being able to pay timely the outstanding promissory notes, this could cause us to be forced to sell the companies back to the sellers of Syrei or Lime Truck.

We have been and are still actively engaged in discussions with potential investors for potential funding of the payments for both Syrei and Lime Truck. However, we are uncertain whether we will be successful or not.

 NOTE 11 – SUBSEQUENT EVENTS

On July 29, 2008, the Company received a conversion notice from YA Global requesting the conversion of 4 Series A Convertible Preferred Shares, or the sum of $40,124.16, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 28,660,114 shares of its restricted common stock at a conversion price of $0.0014 per share.

On August 15, 2008, the Company executed an amendment with Syrei Limited, the Sellers of Syrei, such that one outstanding promissory note issued by the Company to Syrei Limited at a principal amount $2,000,000 originally due and payable July 1, 2008 was extended to October 17, 2008.

On August 18, 2008, the Company was notified by YA Global that two outstanding promissory notes issued by the Company to YA Global, the first at principal amount $57,000 originally due and payable June 13, 2008, and the second at principal amount $15,000 originally due and payable August 9, 2008, had both been extended to December 13, 2008.

On August 18, 2008, the Company extended its promissory note due in the Lime Truck merger. The terms of the extension was for the aggregate principal sum of Seven Hundred Ninety Two Thousand Five Hundred Fifty U.S. Dollars and 00/100 ($792,500.00) (the “Principal Amount”) together with interest at the annual rate of eight percent (8%) on the principal amount, in one installment in immediately available United States’ funds due upon the earlier of (i) either the earlier of (a) the business day immediately following the date the Company receives gross proceeds from a financing of $3,500,000.00 or more, (b) 45 days after the Company’s completion of the audit of the Financial Statements in accordance 2 with Section 1.7(b) of the Merger Agreement, or (c) September 30, 2008; or (ii) the occurrence and continuance of an Event of Default.

On August 19, 2008, the Company received a conversion notice from YA Global requesting the conversion of 3.5 Series A Convertible Preferred Shares, or the sum of $35,408.64, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 29,257,200 shares of its restricted common stock at a conversion price of $0.0012 per share.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

The Company reports on its financial statements that a deposit has been made to acquire Syrei Holding UK Limited, a UK corporation with its wholly owned Swedish subsidiary Syrei AB effective as of January 31, 2008, as reported on current report 8-K filed on February 22, 2008 and Lime Truck, Inc. effective as of April 30, 2008 as reported on current report 8-K filed on May 6, 2008. Persuant to SEC regulation, the Company was expected to complete audits per US Generally Accepted Accounting Principles (“GAAP”), of the financial operation for the two years prior to the deposit made for the acquisition of the two companies and disclose the audited financial statements as amendments to previously filed current reports on form 8-K within seventy five days from the effective date of the acquisitions. The Company intended to file amendments to the already filed current reports 8-K no later than the required seventy five days from the effective date of the respective acquisitions. The Company attempted to complete audits of both companies in a timely fashion, however due to financial constraints, the Company was not able to complete within the prescribed time period. The Company intends to complete the audits for fiscal years 2006 and 2007 of both companies at earliest opportunity and expects to have full audits completed as part of the Annual Report on form 10-KSB for the fiscal year ending September 30, 2008. Syrei AB is by Swedish law required to conduct annual audits per Swedish GAAP standards and this has been done every year by a Swedish accounting firm. The Swedish GAAP annual audits for fiscal years 2006 and 2007 were intended to be converted by a different accounting firm from Swedish GAAP into US GAAP. However, the conversion did not comply as a full and complete audit per US GAAP. The Company, in an expedited manner, intends to request the first accounting firm to finalize the conversion of the annual audits for fiscal years 2006 and 2007 into fully compliant US GAAP audits. The preparation of the audit for fiscal years 2006 and 2007 of Lime Truck has been initiated and the Company intends, in an expedited manner, to complete this audit at earliest opportunity.

For the reasons stated in Note 1, this Form 10-QSB is unaudited condensed financial statements for Ariel Way, Inc. and Ariel Way Media, Inc., and do not include the condensed consolidated financial statements for  Syrei and Lime Truck. However, the footnotes include unaudited pro forma information that include subsidiaries Syrei AB and Lime Truck as if the acquisitions had occurred on October 1, 2007.

The following is a discussion and analysis of the results of operations and financial position as of and for the nine-month period ended June 30, 2008 and 2007, not including the operation of Syrei and Lime Truck, and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

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

Factors that may cause such differences include those discussed under the caption Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September, 2007, as well as the following:

•

volatility and changes in our advertising revenues and in our domestic advertising market;

•

restrictions on our operations due to, and the effect of, our significant indebtedness;

•

effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•

increases in our cost of borrowings or unavailability of additional debt or equity capital;

•

increased competition in our services, or changes in the popularity or availability of services;

•

increased costs, including increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to industry transitions;

•

effects of our control relationships, including the control that  Yorkville Advisors and Montgomery Equity and its affiliates have with respect to corporate transactions and activities we undertake;

•

adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, foreign and local jurisdictions;

•

adverse changes in the national or local economies in which our companies operate;

•

further consolidation of  competitors;

•

global or local events that could disrupt our operations;

•

risks associated with acquisitions including integration of our acquired businesses;

•

changes in customer values, preferences, or demographics.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

As of February 1, 2008, through Syrei AB (deposits made to acquire in January 2008) we provide global telecommunications and systems network consulting services. Syrei comprises of senior specialists and experts in the evolving global telecommunications market. Syrei's management and technical experts have since 1997 successfully delivered professional services to service providers, telecom equipment manufacturers and operators in more than 40 countries around the world.

As of April 30, 2008, we made deposits to acquire the Dallas, TX based company Lime Truck, Inc. that operates mobile advertising trucks in 40 markets nationwide with major advertising clients within telecommunications, airlines, automobiles, furniture chains, newspapers, and beverages. The business is to build powerful brand awareness, give clients the maximum advertising exposure for their investment, and to create the kind of results for their clients that build long-term relationships.

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

Our Company

We were incorporated under the laws of Florida in January, 2000. Our principal executive offices are located at 3400 International Drive, N.W., Washington D.C. 20008-3006 and our telephone number at that address is (202) 609-7756. We maintain a corporate web site at www.arielway.com. We make available free of charge through our web site our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding various companies including Ariel Way, Inc.

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

On April 10, 2008, Arne Dunhem, the President and Chief Executive Officer of the Company cancelled an aggregate 65,000,000 shares of his personal shares of common stock of the Company pursuant to negotiations between YA Global Investments, LP (“YA Global”, f/k/a Cornell Capital Partners, LLP) and the Company’s Directors and Chief Executive Officer. Pursuant to a resolution of the Board of Directors, the Company will issue the same number of shares of common stock to Mr. Dunhem as soon as an increase of the authorized number of shares has become effective.

On April 21, 2008, the Company ,with its Directors and Chief Executive Officer, negotiated and executed a Forbearance Agreement (the “Agreement”) by and between Ariel Way, Inc. (the “Company”) and YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). Pursuant to the terms and conditions of this Agreement, the Company is among others obligated to the following:

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

On April 30, 2008, the Company, made deposit for the acquisition of Lime Media, LLC, a Texas limited liability company (“Lime Media”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated April 30, 2008 (the “Merger Agreement”), by and among the Company, LTAC, Lime Media, Melody Mayer, Heath Hill, Charles Warren (Melody Mayer, Heath Hill and Charles Warren, collectively, the “Lime Media Members”) and Lime Truck, Inc., a Texas corporation.

On June 20, 2008, Ariel Way, Inc. (the “Company”), amended and restated (the “Amendment”) its Certificate of Designation (the “Certificate of Designation”) for the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”).  The Amendment was filed on June 13, 2008, and was accepted for filing by the Division of Corporations of the Florida Department of State on June 20, 2008.  The Amendment was made pursuant to the terms of a Forbearance Agreement, dated April 21, 2008, among the Company, YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”)), and Montgomery Equity Partners, Ltd., a Cayman Islands exempted company and wholly owned subsidiary of YA Global.

The Amendment effected the following changes to the designations and preferences of the Company’s Series A Preferred Stock:

1.

Increased the amount of dividends or distributions that holders of the Series A Preferred Stock are entitled to receive pro rata on their shares when and if declared by the board of directors from 5% to 18% per year of the liquidation amount.   The Amendment now provides that such dividends or distribution shall be paid quarterly on the first day of March, June, September and December of each year, and that such dividends shall begin to accrue and shall be cumulative as of May 31, 2008.  Further, the Amendment provides that accrued but unpaid dividends may be paid, at the option of the holder of the Series A Preferred Stock, in cash or shares of the Company’s common stock.  Prior to the Amendment, the Certificate of Designation provided that such dividends and distributions were payable in cash.

2.

Reduced the price at which shares of Series A Preferred Stock are convertible into shares of the Company’s common stock to a price that shall equal the lesser of $0.10 or 75% of the lowest volume weighted average price of the Company’s common stock for the 20 trading days immediately preceding the date of conversion of the shares of Series A Preferred Stock, as quoted by Bloomberg, L.P. (“VWAP”).  Prior to the Amendment, the Certificate of Designation provided that the conversion price was equal to the lesser of $0.10 or 95% of the VWAP of the common stock for the 20 trading days immediately preceding the date of conversion, as quoted by Bloomberg, L.P.

Recent Developments

On July 29, 2008, the Company received a conversion notice from YA Global requesting the conversion of 4 Series A Convertible Preferred Shares, or the sum of $40,124.16, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 28,660,114 shares of its restricted common stock at a conversion price of $0.0014 per share.

On August 19, 2008, the Company received a conversion notice from YA Global requesting the conversion of 3.5 Series A Convertible Preferred Shares, or the sum of $35,408.64, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 29,257,200 shares of its restricted common stock at a conversion price of $0.0012 per share.

Deposit Made for the Acquisition of Syrei Holding UK Limited

On February 20, 2008, the Company, completed the First Closing of Syrei Holding UK Limited, a UK corporation ("Syrei") pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Syrei, Syrei AB, a Swedish corporation and a wholly owned subsidiary to Syrei, Syrei Acquisition Ltd., a UK corporation and a wholly owned subsidiary of the Company and Syrei Limited (the "Stockholder of Syrei"), pursuant to which, at the First Closing of the Merger, Syrei became a wholly owned UK subsidiary to the Company. The Merger Agreement was dated January 31, 2008 but was entered into by the Company on February 13, 2008.

At the First Closing on February 20, 2008, we paid Syrei Limited, the selling Stockholder of Syrei, an aggregate of 75,000,000 shares of Ariel Way restricted common stock. These restricted shares of common stock were provided by the Company’s CEO on behalf of the Company, until the Company can increase its authorized number of shares and can issue shares. In addition, the Company issued to the Stockholder of Syrei a promissory note in the principal amount of $2,000,000, for a payment to take place no later than 135 days after completed audit of the financial statements of Syrei and its Subsidiary, but no later than 150 days after the First Closing, but subsequently extended to October 17, 2008. The promissory note is secured by all shares of the common stock of Syrei and will be held in escrow, pursuant to the terms and conditions of an Acquisition Pledge and Escrow Agreement. The payment of the $2,000,000 is defined as the Second Closing. In addition, the Company shall also pay to the Stockholder of Syrei an additional principal amount of $2,000,000 one year after the signing of the Merger Agreement. This additional payment shall be reduced per a formula, if the revenue and EBITDA achieved during the year prior to the payment do not meet thresholds defined in a mutually agreed to Business Plan.

Deposit Made for the Acquisition of Lime Media, LLC

On April 30, 2008, the Company, closed on the deposits made for the acquisition of Lime Media, LLC, a Texas limited liability company (“Lime Media”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated April 30, 2008 (the “Merger Agreement”), by and among the Company, Lime Truck Acquisition Corporation (LTAC), a newly-formed wholly-owned subsidiary of the Company, Lime Media, Melody Mayer, Heath Hill, Charles Warren (Melody Mayer, Heath Hill and Charles Warren, collectively, the “Lime Media Members”) and Lime Truck, Inc., a Texas corporation. The deposits made for the acquisition was effected by means of the merger of Lime Media with and into LTAC, so that following the merger LTAC is the surviving corporation in the merger (the “Merger”). The Merger was effected contemporaneously with the execution of the Merger Agreement and certain related agreements, and became effective May 2, 2008.

Lime Media provides mobile advertising solutions to its clients and provides its services in approximately 40 locations nationwide. Lime Media’s principal offices are located in Dallas, Texas.

Upon signing of the Merger Agreement and as consideration therefore, the Company issued to the Lime Media Members an aggregate of 10,000,000 shares of common stock. In addition, the Company paid or issued to the Lime Media Members for the deposit made for the acquisition of Lime Media the following consideration: (a) an aggregate of 17,000,000 shares of our common stock, (b) promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”), and (c) promissory notes in the aggregate principal amount of $640,000 (the “One Year Promissory Notes”).

The notes bear interest at the rate of 8% per annum and may not be assigned or negotiated without our consent. The aggregate principal amount and accrued interest under the Acquisition Promissory Notes are due on the earlier of 45 days after the completion and delivery of audited financial statements with regard to the company or June 30, 2008 , subsequently extended to September 30, 2008, (the earlier of such dates, the “Second Closing,” the date of the Second Closing, the “Second Closing Date”). The aggregate principal amount and accrued interest under the One Year Promissory Notes are due April 30, 2009. The Acquisition Promissory Notes and One Year Promissory Notes are secured by all of the shares of outstanding common stock of LTAC pursuant to the terms of an Acquisition Pledge and Escrow Agreement and by certain assets of LTAC, including certain truck leases, pursuant to a Security Agreement among the parties.

The aggregate principal amount of the Acquisition Promissory Notes is subject to adjustment, as follows. For each dollar amount the liabilities as shown on the closing balance sheet for the company exceed $100,000, the aggregate principal amount of the Acquisition Promissory Notes shall be reduced by an equivalent amount. Also, if the year-end audited balance sheet for the company reveals liabilities greater than as shown on the closing balance sheet, the aggregate principal amount of the Acquisition Promissory Notes and the One Year Promissory Notes shall each be reduced $0.50 for each dollar amount such liabilities exceed the amount of such liabilities reflected on the closing balance sheet, except that no adjustment will be made until the amount of such difference exceeds $100,000. Further, the aggregate principal amount of the One Year Promissory Notes shall be adjusted in the event certain sales and performance targets are not met, so that, if the shortfall in gross revenue is $150,000 or greater compared to the revenue projections, the aggregate principal amount of the One Year Promissory Notes shall be reduced by an equivalent amount.

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

Property, Plant and Equipment

 Annually, property, plant and equipment lives are reviewed to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. We did not change the useful lives of any property, plant and equipment during the six-month period ended June 30, 2008.

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The Company reports on its financial statements that a deposit has been made to acquire Syrei Holding UK Limited, a UK corporation with its wholly owned Swedish subsidiary Syrei AB effective as of January 31, 2008, as reported on current report 8-K filed on February 22, 2008 and Lime Truck, Inc. effective as of April 30, 2008 as reported on current report 8-K filed on May 6, 2008. Persuant to SEC regulation, the Company was expected to complete audits per US Generally Accepted Accounting Principles (“GAAP”), of the financial operation for the two years prior to the deposits made for the acquisition of the two companies and disclose the audited financial statements as amendments to previously filed current reports on form 8-K within seventy five days from the effective date of the deposits made for the acquisitions. The Company intended to file amendments to the already filed current reports 8-K no later than the required seventy five days from the effective date of the respective acquisitions. The Company attempted to complete audits of both companies in a timely fashion, however due to financial constraints, the Company was not able to complete within the prescribed time period. The Company intends to complete the audits for fiscal years 2006 and 2007 of both companies at earliest opportunity and expects to have full audits completed as part of the Annual Report on form 10-KSB for the fiscal year ending September 30, 2008. Syrei AB is by Swedish law required to conduct annual audits per Swedish GAAP standards and this has been done every year by a Swedish accounting firm. The Swedish GAAP annual audits for fiscal years 2006 and 2007 were intended to be converted by a different accounting from Swedish GAAP into US GAAP. However, the conversion did not comply as a full and complete audit per US GAAP. The Company, in an expedited manner, intends to request the first accounting firm to finalize the conversion of the annual audits for fiscal years 2006 and 2007 into fully compliant US GAAP audits. The preparation of the audit for fiscal years 2006 and 2007 of Lime Truck has been initiated and the Company intends to complete this audit soon.

For the reasons stated in Note 1, this Form 10-QSB is unaudited condensed financial statements for Ariel Way, Inc. and Ariel Way Media, Inc., and do not include the condensed consolidated financial statements for  Syrei and Lime Truck. However, the footnotes include unaudited pro forma information that include subsidiaries Syrei AB and Lime Truck as if the acquisitions had occurred on October 1, 2007.

During the nine-month period ended June 30, 2008, the Company assumed debt in an aggregate of $5,432,500 from the issuance of promissory notes and $38,137 from related parties to include $35,000 from the spouse of the Chief Executive Officer and $3,137 from the Chief Executive Officer. As of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Management believes that we will require an additional $6,000,000 to fund our operations for the next 12 months, including approximately $4,000,000 to pay the holder of two notes at $2,000,000 each due July 1, 2008, subsequently extended to October 17, 2008, and January 31, 2009, respectively, issued in connection with the Company’s deposit made for the acquisition of Syrei, $792,500 to pay the holders of certain notes issued in the Company’s deposit made for the acquisition of Lime Truck, and, on June 30, 2009, $640,000 to pay the holders of certain additional promissory notes issued in connection with the Lime Media deposit made for the acquisition, or an aggregate of $1,432,500. We expect to raise such additional capital through one or more equity or debt financing or though bank borrowing. Currently, we are in discussions with certain investment banking firms and investors regarding the raising of such financing, and may seek to raise funds through bank borrowing. There can be no assurances that we will be successful in our efforts to secure such additional financing or any bank borrowing. If we are unable to pay the amounts due to the former owners of Lime Truck, when due, or if YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the former owners of Lime Truck will have the option, jointly and not severally, to purchase all of the issued and outstanding common stock of our subsidiary Lime Truck, Inc., for nominal consideration. Similarly, if we are unable to pay the amounts due to the former owner of Syrei, when due, or if YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the former owner of Syrei will have the option, to purchase all of the issued and outstanding common stock of our subsidiary Syrei, for nominal consideration. Also, under our Investment Agreement with Yorkville and Montgomery, we may not incur indebtedness or become contingently liable for such indebtedness without their consent, except for trade payables or purchase money obligations in the ordinary course of business. Also, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or enter into security instruments granting the holder a security interest in assets of the company or any subsidiary without their agreement or consent. Such restrictions may limit our ability to raise additional financing unless such restrictions are waived or amended.

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

•

The inability of the company to fund current operations and satisfy all of its current debts when due.

•

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

Pursuant to the Merger Agreement with Syrei Limited, the Sellers of Syrei, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, Syrei Limited, will have the option, to purchase all of the shares of Syrei’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until October 17, 2008 for promissory notes in the aggregate principal amount of $2,000,000 (the “Acquisition Promissory Notes”).

Pursuant to the Merger Agreement with the Sellers of Lime Truck, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members, the Sellers of Lime Truck, will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until September 30, 2008 for promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”).

If we are unable to satisfy the conditions in the merger agreements with either or both of Syrei Limited, the Sellers of Syrei, and the Sellers of Lime Truck, including not being able to pay timely the outstanding promissory notes, this could cause us to be forced to sell the companies back to the sellers of Syrei or Lime Truck.

We have been and are still actively engaged in discussions with potential investors for potential funding of the payments for both Syrei and Lime Truck. However, we are uncertain whether we will be successful or not.

Off-Balance Sheet Arrangements

At June 30, 2008, the Company had no off-balance sheet arrangements.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of non-controlling interests and establishes this line item as an element of stockholders’ equity, separate from the parent’s equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2010, and currently does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

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

 On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have a significant impact on the Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on Consolidated Financial Statements.

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

We have relied on significant external financing to fund our operations. We have a working capital deficit of ($1,280,788) primarily as a result of our deposit made for the acquisition of Syrei and Lime Truck. In connection with our deposit made for the acquisition of Syrei, we issued two promissory notes in the aggregate principal amount of $4,000,000 with the two promissory notes at principal amount of $2,000,000 each bearing interest at the rate of 8% per annum and are due and payable July 2008, subsequently extended to October 17, 2008 and January 2009, respectively, secured by all of the stock of the acquisition subsidiary we formed to acquire Syrei. In connection with our deposit made for the acquisition of Lime Truck, we issued two promissory notes in the aggregate principal amount of $1,432,500 with the two promissory notes at principal amount of $792,500 and $640,000 each bearing interest at the rate of 8% per annum and are due and payable June 30, 2008, subsequently extended to September 30, 2008 and June 30, 2009, respectively, secured by all of the stock of the acquisition subsidiary we formed to acquire Lime Truck.

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

We have not yet completed the audit of Syrei and Lime Truck, but intend to complete in an expedited manner.

The Company reports on its financial statements that a deposit has been made to acquire Syrei Holding UK Limited, a UK corporation with its wholly owned Swedish subsidiary Syrei AB effective as of January 31, 2008, as reported on current report 8-K filed on February 22, 2008 and Lime Truck, Inc. effective as of April 30, 2008 as reported on current report 8-K filed on May 6, 2008. Persuant to SEC regulation, the Company was expected to complete audits per US Generally Accepted Accounting Principles (“GAAP”), of the financial operation for the two years prior to the deposits made for the acquisition of the two companies and disclose the audited financial statements as amendments to previously filed current reports on form 8-K within seventy five days from the effective date of the deposits made for the acquisitions. The Company intended to file amendments to the already filed current reports 8-K no later than the required seventy five days from the effective date of the respective acquisitions. The Company attempted to complete audits of both companies in a timely fashion, however due to financial constraints, the Company was not able to complete within the prescribed time period. The Company intends to complete the audits for fiscal years 2006 and 2007 of both companies at earliest opportunity and expects to have full audits completed as part of the Annual Report on form 10-KSB for the fiscal year ending September 30, 2008. Syrei AB is by Swedish law required to conduct annual audits per Swedish GAAP standards and this has been done every year by a Swedish accounting firm. The Swedish GAAP annual audits for fiscal years 2006 and 2007 were intended to be converted by a different accounting firm from Swedish GAAP into US GAAP. However, the conversion did not comply as a full and complete audit per US GAAP, The Company, in an expedited manner, intends to request the first accounting firm to finalize the conversion of the annual audits for fiscal years 2006 and 2007 into fully compliant US GAAP audits. The preparation of the audit for fiscal years 2006 and 2007 of Lime Truck has been initiated and the Company intends to complete this audit soon.

For the above reasons, the Company presents in this Quarterly Report on Form 10-QSB, unaudited condensed financial statements for Ariel Way, that do not include the condensed consolidated financial statements for the operation of Syrei and Lime Truck. However, the Company presents unaudited pro forma information for our Company, including the subsidiaries Syrei AB and Lime Truck as if the acquisitions had occurred on October 1, 2007. The fact that we have not yet completed the audit of Syrei and Lime Truck, but intend to complete in an expedited manner, could cause the market price of our common stock to drop.

We have contingencies related to the acquisitions of Syrei and Lime Truck

Pursuant to the Merger Agreement with Syrei Limited, the Sellers of Syrei, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, Syrei Limited, will have the option, to purchase all of the shares of Syrei’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until October 17, 2008 for promissory notes in the aggregate principal amount of $2,000,000 (the “Acquisition Promissory Notes”).

Pursuant to the Merger Agreement with the Sellers of Lime Truck, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Notes, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media Members, the Sellers of Lime Truck, will have the option, jointly and not severally, to purchase all of the shares of LTAC’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Company has an extension agreement until September 30, 2008 for promissory notes in the aggregate principal amount of $792,500 (the “Acquisition Promissory Notes”).

If we are unable to satisfy the conditions in the merger agreements with either or both of Syrei Limited, the Sellers of Syrei, and the Sellers of Lime Truck, including not being able to pay timely the outstanding promissory notes, this could cause us to be forced to sell the companies back to the sellers of Syrei or Lime Truck. This could cause the market price of our common stock to drop.

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

Under our Investment Agreement with Yorkville Advisors and Montgomery, we were required to reserve and keep available out of our authorized but unissued shares of Common Stock, a number of shares sufficient to effect conversion of Series A Preferred Shares. Furthermore, the Company failed to call and hold a special meeting of its stockholders within thirty (30) days of the time that it no longer had a number of shares sufficient to effect conversion of the Preferred Stock, for the purpose of increasing the number of authorized shares of Common Stock. Accordingly, we may be deemed to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Also under our agreements with Yorkville Advisors and Montgomery, we have agreed not to merge or consolidate with any person or entity or sell or lease or otherwise dispose of our assets other than in the ordinary course of business involving an aggregate consideration of more than ten percent of the book value of our assets on a consolidated basis. Since we made deposits to acquire Syrei AB, we were deemed by Yorkville Advisors and Montgomery to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Further, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or enter into security instruments granting the holder a security interest in assets of the company or any subsidiary without the agreement or consent of Yorkville Advisors and Montgomery. We may be deemed to be in default under these provisions. In the event of the occurrence and continuance of an event of default under our Series A Preferred Shares, all outstanding principal and interest under the Series A

Preferred Shares shall be due and payable and the holders may convert the Series A Preferred Shares without regard to any limitation on the conversion of the Series A Preferred Shares. On April 21, 2008, the Company, with its Directors and Chief Executive Officer, negotiated and executed a Forbearance Agreement (“the Agreement”)  by and between the Company and YA Global Investments L.P. (Formerly Cornell Capital Partners, L.P., a Delaware limited partnership (“YA Global”) and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). In the Agreement, the Yorkville Advisors and Montgomery provided the Company with formal notice of the actions and inactions set forth below, each of which can trigger an Event of Default under the Series A Convertible Preferred Stock Preferred Shares and related transaction documents (“existing defaults”).

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

The Company was also notified by the Investor that the Company was in breach of the Series A Preferred Shares and related transaction documents by not receiving a consent from the Investor in connection with the Company’s deposit made for the acquisition of Syrei Holdings UK Limited.

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

In connection with our deposit for the acquisition of Syrei, we issued two promissory notes in the aggregate principal amount of $2,000,000 each which bear interest at the rate of 8% per annum and are due and payable July 2008, subsequently extended to October 17, 2008, and January 2009, respectively, secured by all of the stock of the acquisition subsidiary we formed to acquire Syrei. Also, in connection with our deposit for the acquisition of Lime Media, we issued promissory notes in the aggregate principal amount of $792,500 which are due on the earlier of 45 days after the completion and delivery of audited financial statements with regard to the company or June 30, 2008, subsequently extended to September 30, 2008, and promissory notes in the aggregate principal amount of $640,000 due June 30, 2009. The notes issued when we made deposit for the acquisition of Lime Truck bear interest at the rate of 8% per annum and are secured by all of the shares of outstanding common stock of Lime Truck, Inc., our subsidiary, and by certain assets of Lime Truck, Inc.

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

Historically, we have lost money.  We have an accumulated deficit as of June 30, 2008. Future losses may occur. Accordingly, we are experiencing and may continue to experience liquidity and cash flow problems and we may not be able to raise additional capital or other financing as needed and on acceptable terms to implement our business plan and to make acquisitions. No assurances can be given that we will be successful in reaching or maintaining profitable operations; or that we will be able to raise or borrow adequate funds to execute our business plan and consummate any current or future acquisitions.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2007, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed previously in the financial statements as of June 30, 2008, we did not generate sufficient cash flows from revenues during the fiscal year ended September 30, 2007, to fund our operations. Such notes are due and payable October 17, 2008 and February 2009, respectively, and are secured by all of the stock of the acquisition subsidiary we formed to acquire Syrei. It is also a result of the issuance of promissory notes in an aggregate amount of $1,432,500 in connection with our deposit made for the acquisition of Lime Truck. Such notes are due and payable October 15, 2008 and June 30, 2009, respectively, and are secured by all of the stock of the acquisition subsidiary we formed to acquire Syrei. Excluding amounts due under such notes, our net working capital position has, however, improved. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plan in regard to these matters is discussed in previously in the accompanying financial statements as of June 30, 2008. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless we are successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is at risk of ceasing operations or filing bankruptcy.

We have a material weakness in our internal controls due to a limited segregation of duties and, if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified certain material weaknesses in our internal control over financial reporting as of September 30, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the fiscal year ended September 30, 2007, we reduced our staffing in order to conserve cash, as our level of business activity declined. During the nine-month period ended June 30, 2008, we maintained a minimum level of staffing at the corporate headquarters level in order to conserve cash. As a result, currently, there is very limited segregation of duties. This is a material weakness in internal controls. However, up to June 30, 2008, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only few employees at the Company and the remaining being consultants, segregation of duties was not practicable. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted from the OTC Bulletin Board or any exchange on which our common stock is then listed or quoted. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-KSB. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. A determination that there is a significant deficiency or material weakness in the effectiveness of our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements. These deficiencies did not result in errors to the Company’s consolidated financial statements.

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

We will need to raise additional capital to continue our operations and consummate any proposed or future acquisitions or we may be unable to fund our operations, promote our products or develop our technology

We have relied on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties and funds provided by certain officers and directors. Over the next two years we need to raise additional capital to fund additional acquisitions and/or to fund operations. We anticipate that these additional funds will be up to $20 million, depending on the pace and size of our acquisitions. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.  Under our Investment Agreement with Yorkville Advisors and Montgomery, we may not incur indebtedness or become contingently liable for such indebtedness except for trade payables or purchase money obligations in the ordinary course of business, without the prior agreement or consent of Yorkville Advisors and Montgomery. Also, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or enter into security instruments granting the holder a security interest in assets of the company or any subsidiary, without the prior agreement or consent of Yorkville Advisors and Montgomery. Such restrictions may limit our ability to raise additional financing unless such restrictions are waived or amended. There can be no assurance we will be successful in effecting any such waiver or amendment.

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

As of June 30, 2008, there were 594,066,669 shares of our common stock outstanding, at a closing market price of $0.0035 for a total market valuation of approximately $2,080,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own approximately 314,173,258 shares of our common stock, including vested options and vested warrants. Our common stock has a public float of approximately 290.0 million shares, which shares in the hands of public investors, and which, as the term "public float" excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by approximately 380 stockholders of record, not including holders of our common stock in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants, or stock options (of which 15,922,320 are presently outstanding) and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock of which 165 have been designated as Series A Preferred Shares of which 121.25 shares are outstanding on the date of the filing of this report. Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock. In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of the Company. Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

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

Risks Related to Our Operations

Provisions of the agreements we entered into in connection with our deposit made for the acquisition of Syrei permit the former owner of Syrei to purchase the shares of our subsidiary, Syrei AB, in the event we are unable to pay the principal amount of the promissory notes we issued in connection with the acquisition or upon the occurrence of certain other events.

Under the Merger Agreement we entered into in connection with our deposit made for the acquisition of Syrei, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Note, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the former Syrei owner company will have the option, to purchase all of the shares of Syrei’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The former Syrei owner company is required to exercise his Repurchase Option within 15 days of the occurrence of such an event. In the event the former Syrei owner exercises his Repurchase Option, he will have the right to retain (i) the 10,000,000 shares issued to them upon signing of the Merger Agreement and (ii) 5,000,000 of the shares of common stock issued to them as part of the stock consideration for the Merger.

Provisions of the agreements we entered into in connection with our deposit made for the acquisition of Lime Media permit the former members of Lime Media to purchase the shares of our subsidiary, Lime Truck, Inc., in the event we are unable to pay the principal amount of the promissory notes we issued in connection with the acquisition or upon the occurrence of certain other events.

Under the Merger Agreement we entered into in connection with our deposit made for the acquisition of Lime Media, in the event either (a) the Company fails to satisfy material conditions to the Second Closing, including payment of the principal amount and interest due under the Acquisition Promissory Note, or (b) YA Global Investments, LP, and/or Montgomery Equity Partners, Ltd., in one or a series of transactions convert the shares of our Series A Preferred Shares that they own so that, following such transactions, they beneficially own in the aggregate and collectively 15% or more of the then issued and outstanding shares of the Company’s common stock, the Lime Media members will have the option, jointly and not severally, to purchase all of the shares of Lime Truck, Inc.’s issued and outstanding common stock for nominal consideration (the “Repurchase Option”). The Lime Media members are required to exercise their Repurchase Option within 15 days of the occurrence of such an event. In the event the Lime Media Members exercise their Repurchase Option, they will have the right to retain (i) the 10,000,000 shares issued to them upon signing of the Merger Agreement and (ii) 5,000,000 of the shares of common stock issued to them as part of the stock consideration for the Merger.

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

Our business revenue generation model is unproven and could fail .

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

•

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

•

Acquisitions may also cause us to have difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

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

•

Incur large and immediate write-offs, and restructuring and other related expenses; or

•

Become subject to litigation.

 Risks Associated With Acquisitions

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of the acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention diverted; the Company may be unable to integrate successfully.

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

Item 3A(T)

 Controls and Procedures .

Evaluation of Disclosure Controls and Procedures

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that it has identified the following material weakness in our internal controls:

A material weakness exists as of June 30, 2008, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Statement of Cash Flows, as of March 31, 2008, which resulted in misstatements therein.  The changes in cash flows from accounts payable and accrued expenses were not appropriately classified as cash inflows and outflows on the Statement of Cash Flows.  In addition, a promissory note and stock issued in an acquisition and net transfers of subsidiaries to a related party were not appropriately reported as investing and financing cash flows in our Consolidated Statement of Cash Flows.

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

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information concerning all sales of our securities during the three-month period ended June 30, 2008 that were not registered under the Securities Act of 1933.

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

On May 2, 2008, the Company received a conversion notice from YA Global requesting the conversion of 1 Series A Convertible Preferred Shares, or the sum of $10,031.04, representing the conversion under the terms of the Certificate of Designation dated February 28, 2006, into 4,012,416 shares of its restricted common stock at a conversion price of $0.0025 per share.

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

Item 3.

Defaults upon Senior Securities

Under our Investment Agreement with Yorkville Advisors and Montgomery, we were required to reserve and keep available out of its authorized but unissued shares of Common Stock, a number of shares sufficient to effect conversion of Series A Preferred Shares. Furthermore, the Company failed to call and hold a special meeting of its stockholders within thirty (30) days of the time that it no longer had a number of shares sufficient to effect conversion of the Preferred Stock, for the purpose of increasing the number of authorized shares of Common Stock. Accordingly, we were deemed to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Also under our agreements with Yorkville Advisors and Montgomery, we have agreed not to merge or consolidate with any person or entity or sell or lease or otherwise dispose of our assets other than in the ordinary course of business involving an aggregate consideration of more than ten percent of the book value of our assets on a consolidated basis. Since we made deposit for Syrei, we were deemed by Yorkville Advisors and Montgomery to be in default under our agreements with Yorkville Advisors and Montgomery and the terms of our Series A Preferred Shares. Further, we may not issue or sell common stock, preferred stock, warrants, options, or similar securities, or on our ability to enter into security instruments granting the holder a security interest in assets of the company or any subsidiary without the prior consent from Yorkville Advisors and Montgomery and we may be deemed to be in default under this provision. In the event of the occurrence and continuance of an event of default, all outstanding principal and interest under the Series A Preferred Shares shall be due and payable and the holders may convert the Series A Preferred Shares without regard to any limitation on the conversion of the Series A Preferred Shares. On April 21, 2008, the Company, with its Directors and Chief Executive Officer, negotiated and executed a Forbearance Agreement (the “Agreement”) by and between the Company and YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”) and Montgomery Equity Partners, Ltd., a Cayman Islands exempted Company and wholly owned subsidiary of YA Global (“Montgomery” and together with YA Global, the “Investor”). In the Agreement, the Yorkville Advisors and Montgomery provided the Company with formal notice of the actions and inactions set forth below, each of which can trigger an Event of Default under the Series A Convertible Preferred Stock (the “Preferred Stock”) and the Transaction Documents (referred to herein as the “Existing Defaults”):

Due to various equity transactions, the Company has been unable to keep available out of its authorized but unissued shares of Common Stock, a number of shares sufficient to effect conversion of the Preferred Stock. Furthermore, the Company has not called and held a special meeting of its stockholders within thirty (30) days of the time that it no longer had a number of shares sufficient to effect conversion of the Preferred Stock, for the purpose of increasing the number of authorized shares of Common Stock.

The Company was also through correspondence notified by the Investor that the Company was in breach of the Preferred Stock and the Transaction Documents by not receiving a consent from the Investor for the deposit made for the acquisition of Syrei Holdings UK Limited.

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

On June 20, 2008, Ariel Way, Inc. (the “Company”), amended and restated (the “Amendment”) its Certificate of Designation (the “Certificate of Designation”) for the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”).  The Amendment was filed on June 13, 2008, and was accepted for filing by the Division of Corporations of the Florida Department of State on June 20, 2008.  The Amendment was made pursuant to the terms of a Forbearance Agreement, dated April 21, 2008, among the Company, YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, a Delaware limited partnership (“YA Global”)), and Montgomery Equity Partners, Ltd., a Cayman Islands exempted company and wholly owned subsidiary of YA Global.

The Amendment effected the following changes to the designations and preferences of the Company’s Series A Preferred Stock:

1.

Increased the amount of dividends or distributions that holders of the Series A Preferred Stock are entitled to receive pro rata on their shares when and if declared by the board of directors from 5% to 18% per year of the liquidation amount.   The Amendment now provides that such dividends or distribution shall be paid quarterly on the first day of March, June, September and December of each year, and that such dividends shall begin to accrue and shall be cumulative as of May 31, 2008.  Further, the Amendment provides that accrued but unpaid dividends may be paid, at the option of the holder of the Series A Preferred Stock, in cash or shares of the Company’s common stock.  Prior to the Amendment, the Certificate of Designation provided that such dividends and distributions were payable in cash.

2.

Reduced the price at which shares of Series A Preferred Stock are convertible into shares of the Company’s common stock to a price that shall equal the lesser of $0.10 or 75% of the lowest volume weighted average price of the Company’s common stock for the 20 trading days immediately preceding the date of conversion of the shares of Series A Preferred Stock, as quoted by Bloomberg, L.P. (“VWAP”).  Prior to the Amendment, the Certificate of Designation provided that the conversion price was equal to the lesser of $0.10 or 95% of the VWAP of the common stock for the 20 trading days immediately preceding the date of conversion, as quoted by Bloomberg, L.P.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

A.

Exhibits:

2.1	Amendment No. 2 to Agreement and Plan of Merger by and among Ariel Way, Inc., Syrei Acquisition Ltd., Syrei Holding UK Limited, Syrei AB, and Syrei Limited, dated July 1, 2008
2.2	Amendment No. 2, Acquisition Promissory Note by and among Ariel Way, Inc., and Syrei Limited, dated July 1, 2008
2.3	Amendment No. 1 to Agreement and Plan of Merger, by and among Ariel Way, Inc., Lime Truck, Inc., Lime Media Group, Inc., Melody Mayer, Heath Hill, and Charles Warren dated June 30, 2008
2.4	Amendment No. 1 to Acquisition Promissory Note, by and among Ariel Way, Inc., Melody Mayer, Heath Hill, and Charles Warren dated June 30, 2008
21.1	List of Subsidiaries of Registrant, incorporated herein by reference thereto and filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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
Arne Dunhem Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Accounting Officer (Principal Executive Officer and Principal Financial Officer)

Date:  September 18, 2008